Form 10-K
period 2012-12-31
MCG CAPITAL CORP
filed 2013-03-05
CIK 1141299

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
FORM 10-K
(Mark One)
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012
OR
☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______ to ______
___________________
Commission file number 0-33377
MCG CAPITAL CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	54-1889518
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1001 19th Street North, 10th Floor, Arlington, VA	22209
(Address of principal executive offices)	(Zip Code)
(703) 247-7500
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Name of each exchange on which registered
Common Stock, par value $0.01 per share	The NASDAQ Global Select Market
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of the Registrant’s voting shares of common stock held by non-affiliates of the Registrant on June 30, 2012, was $322,073,688, based on $4.58 per share, the last reported sale price of the shares of common stock on the NASDAQ Global Select Market. For purposes of this computation, shares held by certain stockholders and by directors and executive officers of the Registrant have been excluded. Such exclusion of shares held by such persons is not intended, nor shall it be deemed, to be an admission that such persons are affiliates of the Registrant. There were 71,466,571 shares of the Registrant’s common stock outstanding as of February 22, 2013.
Documents Incorporated by Reference
Portions of the Registrant’s definitive Proxy Statement relating to its 2013 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A with the Securities and Exchange Commission, are incorporated by reference into Part III of this Annual Report on Form 10-K as indicated herein.

PART I

ITEM 1.	BUSINESS
General
We are a solutions-focused commercial finance company that provides capital and advisory services to middle market companies throughout the United States. Generally, our portfolio companies use our capital investment to finance acquisitions, recapitalizations, buyouts, organic growth, working capital and other general corporate purposes.
We are an internally managed, non-diversified, closed-end investment company that has elected to be regulated as a business development company, or BDC, under the Investment Company Act of 1940, as amended, or the 1940 Act. As a BDC we must meet various regulatory tests, which include investing at least 70% of our total assets in private or thinly traded public U.S.-based companies and limitations on our ability to incur indebtedness unless immediately after such borrowing we have an asset coverage for total borrowings (excluding SBIC debt) of at least 200% (i.e., the amount of debt generally may not exceed 50% of the value of our assets).
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
Corporate Structure
We conduct some of our activities through a wholly owned, special-purpose financing subsidiary. This subsidiary is a bankruptcy remote, special-purpose entity to which we transfer certain loans. The financing subsidiary, in turn, transfers the loans to a Delaware statutory trust. For accounting purposes, the transfer of the loans to the Delaware statutory trust is structured as an on-balance sheet securitization. We also use other wholly owned subsidiaries, all of which are structured as Delaware corporations and limited liability companies, to hold the assets of one or more of our portfolio companies. Some of these subsidiaries in turn have wholly owned subsidiaries, all of which are Delaware corporations that hold the assets of certain of our portfolio companies.
We also make investments in qualifying small businesses through Solutions Capital I, L.P., or Solutions Capital, our wholly owned subsidiary licensed by the United States Small Business Administration, or the SBA, to operate as a Small Business Investment Company, or SBIC, under the Small Business Investment Act of 1958, as amended, or the SBIC Act. As an SBIC, Solutions Capital is subject to a variety of regulations concerning, among other things, the size and nature of the companies in which it may invest and the structure of those investments.
Company Background
We were incorporated in Delaware in 1998. On March 18, 1998, we changed our name from MCG, Inc. to MCG Credit Corporation and, on June 14, 2001, we changed our name from MCG Credit Corporation to MCG Capital Corporation. Our principal executive offices are located at 1001 19th Street North, 10th Floor, Arlington, VA 22209 and our telephone number is (703) 247-7500.
In this Annual Report on Form 10-K, the terms “Company,” “MCG,” “we,” “us” and “our” refer to MCG Capital Corporation and its wholly owned subsidiaries (including its affiliated securitization trust) unless the context otherwise requires.
We are subject to the informational requirements of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and, accordingly, file reports, proxy statements and other information with the Securities Exchange Commission, or the SEC. Such reports, proxy statements and other information can be read and copied at the public reference facilities maintained by the SEC at the Public Reference Room, 100 F Street, N.E., Washington, D.C. 20549. Information regarding the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. The SEC maintains a web site (http://www.sec.gov) that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC.
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
Significant Developments in 2012

•
Control Investments — We exited, monetized or restructured five control investments, including Broadview Networks Holdings, Inc., or Broadview, Jet Plastica Investors, NPS Holding Group, Orbitel Holdings and Intran Media, thereby reducing our control investments to an aggregate of $33.9 million in the debt securities of two companies and $16.1 million in the equity securities of one company.

•
Originations and Advances — We made $162.0 million in originations and advances to new and existing portfolio companies, principally in the form of loans (94.4% or $152.9 million), including ten new investments. We invested the remaining $9.1 million principally in minority equity investments, as well as follow-on investments and paid-in-kind, or PIK, dividends on existing investments.

•
Equity Monetizations and Realizations — We received $65.0 million in proceeds from the sale of equity investments, principally the sale of securities in each of Orbitel Holdings, LLC, Stratford School Holdings, Inc., GSDM Holdings, LLC and Jenzabar, Inc. For the twelve months ended December 31, 2012, we reduced our equity investments from 15% to less than 10% of the fair value of our total investment portfolio.

•	Loan Monetizations — We received $347.2 million in loan payoffs and amortization payments.

•	Dividends — We declared 57.5 cents per share in dividends and paid $56.0 million in total dividends.

•
Open-Market Purchases of Our Stock — We repurchased 6,182,046 shares of our common stock at a weighted average purchase price of $4.40 per share. We acquired these shares from sellers in open market transactions. We retire these shares upon settlement, thereby reducing the number of shares issued and outstanding.

•
Board and Management Changes — Effective November 1, 2012, B. Hagen Saville became our CEO, succeeding Richard W. Neu, who remains Chairman of the Company's Board of Directors. From November 2011 to October 2012, Mr. Saville served as the Company's President and Chief Operating Officer, before which he was Executive Vice President of Business Development from March 1998 to October 2011. In addition, effective December 31, 2012, MCG reduced the size of its board of directors from seven members to five.

•
Operational Realignment — We incurred costs associated with our transition plan of $9.3 million, or $0.13 per share, that includes $8.8 million, or $0.12 per share, of transition costs included in operating expenses and $0.5 million, or $0.01 per share, of realized losses associated with the write-off of fixed assets. Transition costs include $2.3 million in accelerated deferred financing fees that we recorded as interest expense, $1.4 million in retention and inducement payments that we recorded as salaries and benefits, $0.3 million in amortization expenses associated with the elimination of positions that we recorded as amortization of employee restricted stock awards and $4.8 million in severance, moving expenses and IT systems conversion costs that we recorded as general and administrative expenses. As of December 31, 2012, we had 18 full-time employees and three part-time employees.

•
New Liquidity Facility — In November 2012, we entered into a two-year $20 million unsecured revolving credit facility with Bank of America, N.A. The facility provides short-term liquidity to finance working capital and for other general corporate purposes.

•
Reduced Reliance on Leverage — We reduced our outstanding debt by $182 million principally by reducing our borrowings under our MCG Commercial Loan Trust 2006-1, or 2006-1 Trust, and repaying and terminating our SunTrust Warehouse facility and our Series 2007-A Private Placement Notes. For the twelve months ended December 31, 2012, we reduced our debt-to-equity leverage profile from 1:1 to 0.7:1.

•
Reduction in Loans on Non-Accrual — As of December 31, 2011 and 2012, loans on non-accrual, at fair value, declined from $19.3 million, or 3.1% of our total loan portfolio, to $0.6 million, or 0.1% of our total loan portfolio, principally resulting from the sale of NPS Holding Group and the wind-down of Jet Plastica Investors. For the same comparative periods, loans on non-accrual at cost, declined from $83.2 million, or 11.9% of our total loan portfolio, to $16.8 million, or 3.7% of our total loan portfolio.
Outlook
During 2012, we substantially completed our operational and financial transition to return the Company to its roots as a middle market lender. As part of the transition, we accomplished several important strategic initiatives, which included exiting a majority of our control investments, deploying capital in the form of loans, limiting equity investments to minority investments, reducing leverage risk in terms of our debt to equity ratio and simplifying our operations.
Using unrestricted cash and restricted cash from our SBIC, we ended fiscal year 2012 with $121 million of cash on-hand to make new investments. Less than 10% of our investment portfolio, at fair value, matures in 2013 and approximately half of those maturities will be used to pay down our 2006-1 Trust.
Assuming continued stability in the market, actionable opportunities that meet our underwriting standards, portfolio granularity requirements and no material repayments beyond scheduled maturities, we anticipate that we will substantially deploy our cash on-hand in 2013.
We intend to make our investments through our SBICs, Solutions Capital and, if a license is granted by the SBA, Solutions Capital II, L.P., a corner-stone of our funding strategy. As of December 31, 2012, our investment in Solutions Capital includes approximately $48 million of cash, $188 million of investments at fair value, $150 million of debt and $86 million of equity.
In September 2012, we submitted documentation to the SBA in support of a potential SBIC license for Solutions Capital II, L.P. In February 2013, we received a letter from the SBA inviting us to file a formal license application, which we are in the process of preparing for submission. There is no assurance that the SBA will grant the additional license in any specified time period or at all. Currently, a second SBIC license would grant us the ability to borrow up to an additional $75 million from the SBA, or two times the amount of statutory equity capital we invest in Solutions Capital II, L.P. If approved and based on available capital, we intend to fund the entire $37.5 million using unrestricted cash.
We believe that our reorganized infrastructure has resulted in a smaller and simpler, yet leverageable operating profile. Excluding potential leverage from a second SBIC license or other potentially accretive opportunities, we anticipate that our cost to borrow will remain materially unchanged at approximately 4.5%.
Under the $35 million stock repurchase program authorized by our board of directors in January 2012, we continue to repurchase shares of our common stock in open market transactions, including through block purchases, depending on prevailing market conditions and other factors. As of February 28, 2013, we have repurchased and retired 6,460,881 common shares at a weighted average purchase price of $4.40 per share.
MCG’s Investment Portfolio
As of December 31, 2012 and excluding investments that we consider passive investments in our 2006-1 Trust, the majority of our investment portfolio is loans to middle-market companies that generate annual revenue of less than $50 million and earnings before interest, taxes, depreciation and amortization, or EBITDA, in the range of $3-15 million. Generally, our portfolio companies use our capital investments to finance acquisitions, recapitalizations and buyouts, as well as for organic growth and working capital. We identify and source new portfolio companies through multiple channels, including private equity sponsors, investment bankers, brokers, fund-less sponsors, institutional syndication partners, owner operators, and other club lenders, that facilitate peer-to-peer loans. We generally invest in some combination of senior debt, second-lien debt, secured and unsecured subordinated debt, and equity.

As of December 31, 2012, we had debt and equity investments in 44 portfolio companies with a combined fair value of $478 million. As shown in the following chart, over 90% of the fair value of our portfolio as of December 31, 2012 was invested in senior and subordinated debt, while the remainder was invested in preferred and common equity securities. Our diversified investment portfolio spans 22 industries. We have concentrations in excess of 10% of the fair value of our total portfolio in the following three industries: Healthcare (22.2%), Business Services (13.6%) and Education (12.5%). Approximately 89% of our portfolio at fair value is concentrated in ten industries. Since we target investments in industries in which we have expertise and given the size of our investment base, we anticipate that our portfolio will remain concentrated in fewer than ten industries. See Portfolio Composition and Investment Activity in our Management’s Discussion and Analysis of Financial Condition and Results of Operations for additional detail about our investment portfolio, including a detailed listing of the industries represented in our investment portfolio.
Most of the loans in our portfolio were originated directly with our portfolio companies; however, we have also participated in loan syndications or other transactions, which are often referred to as "passive participations." At December 31, 2012, we had eight passive participations valued at $57.2 million, all of which are invested in senior debt securities inside the 2006-1 Trust.
Our debt instruments bear contractual interest rates ranging from 2.5% to 16.5%, a portion of which may be deferred. As of December 31, 2012, approximately 76.3% of the fair value of our loan portfolio had variable interest rates, based on either the London Interbank Offer Rate, or LIBOR, or the prime rate, and 23.7% of the fair value of our loan portfolio had fixed interest rates. As of December 31, 2012, approximately 67.3% of the fair value of our loan portfolio had LIBOR floors between 1.0% and 3.0% on a LIBOR-based index or prime floors between 1.75% and 6.0%. At origination, our loans generally have four- to six-year stated maturities. Borrowers typically pay an origination fee based on a percent of the total commitment and a fee on undrawn commitments.
From time to time, we make equity investments in companies in which we have also made debt investments. Our equity investments include preferred stock, common stock and warrants and, in many cases, including board observation rights. We may invest across the capital structure of our portfolio companies using a combination of debt and equity investments to meet our portfolio companies’ needs and achieve favorable risk-adjusted returns.

The following table summarizes the fair value and revenue contributions of our ten largest investments. As of December 31, 2012, these ten investments comprised 50.8% of the fair value of our portfolio and contributed 36.3% of our total revenues during 2012. We originated approximately $51 million or 20% of the fair value of our top ten largest portfolio investments in the fourth quarter.

(dollars in thousands)		As of December 31, 2012		Year ended December 31, 2012
Company	Industry	Fair Value	% of Portfolio	Revenues	% of Total Revenues
RadioPharmacy Investors, LLC	Healthcare	$34,270	7.2%	$4,115	6.8%
NDSSI Holdings, LLC(a)	Electronics	33,361	7.0	4,407	7.2
Capstone Logistics, LLC	Logistics	27,237	5.7	3,224	5.3
G&L Investment Holdings, LLC	Insurance	26,529	5.5	2,884	4.7
Education Management, Inc.	Education	25,260	5.3	2,480	4.1
Oceans Acquisition, Inc.	Healthcare	23,237	4.9	36	0.1
Cruz Bay Publishing, Inc.	Publishing	19,942	4.2	1,889	3.1
South Bay Mental Health Center, Inc	Healthcare	18,219	3.8	905	1.5
SC Academy Holdings, Inc.	Education	17,841	3.7	1,697	2.8
Midwest Technical Institute, Inc	Education	16,682	3.5	433	0.7
Total—ten largest investments		242,578	50.8%	22,070	36.3%
Other portfolio companies		235,146	49.2%	38,923	63.7%
Total investment portfolio		$477,724	100.0%	$60,993	100.0%

(a)
We exited our investment in NDSSI Holdings, LLC in January 2013 and we reduced our commitment in Oceans Acquisition, Inc. in February 2013 by $7.5 million by selling a portion of our loan to another investor.

As of December 31, 2012, our control companies comprised 10.5% of the fair value of our portfolio and contributed 12.1% of our total revenues during 2012.
Competition
We compete with many types of investors for the portfolio companies in which we invest, including public and private funds (including other BDCs and SBICs), commercial and investment banks, commercial financing companies and, to the extent they provide an alternative form of financing, private equity funds. Additionally, because competition for investment opportunities generally has increased in recent years among alternative investment vehicles, entities such as hedge funds have begun to seek out new territory. Some of our existing and potential competitors are substantially larger and have considerably greater financial, technical and marketing resources than we do. Some may also have higher risk tolerances or different risk assessments, allowing them to consider a wider variety of investments and establish more relationships than we can.
The competitive pressures we face require our management team to develop and maintain strong relationships with intermediaries, financial institutions, investment bankers, commercial bankers, financial advisors, attorneys, accountants, consultants and other individuals within our network in order to keep apprised of potential investment opportunities.
Winning attractive investment opportunities requires that we offer terms and conditions on a par with or better than our peers. While we do not seek to compete primarily based on the interest rates we offer, we may lose investment opportunities if we do not match our competitors' pricing, terms and structure. We may be precluded from taking advantage of attractive investment opportunities from time to time as a result of an inability to meet market terms.
Life Cycle of Debt and Equity Originations
The key aspects of our portfolio origination, servicing and monitoring process are set forth below. Generally, we intend to keep the amount of our investment in any one company at or below $15 million, which we may accomplish by selling a portion of our initial investment to another investor post-close. We generally make loans with four- to six-year stated maturities. We believe the market-average hold period of a loan is approximately three years. Our equity investments generally do not have maturity dates.

INVESTMENT OBJECTIVE AND STRATEGIES
Our investment objective is to achieve attractive returns by generating current income and capital gains on our investments. We seek to increase our earnings and net asset value, or NAV, by investing primarily in debt securities of middle-market companies. On a more limited basis, we make equity investments, which we anticipate limiting to approximately 10% of the fair value of our investments. We intend to earn interest, dividends and fees on our investments and we may report unrealized appreciation and depreciation as the fair value of our investments periodically increases or decreases. We realize capital gains or losses when the investment is eventually monetized.
The cost basis of our investments include unamortized original issue discount, premiums and fees, as well as paid-in-kind interest and dividends that are generally due at maturity or upon our exit from the investment.
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
ORGANIZATION OF MCG’S INVESTMENT PROFESSIONALS
Our organization includes experienced professionals with the ability to originate, underwrite, finance, syndicate, monitor and exit investments that generate attractive returns. The following bullets describe the key functional teams that are responsible for our investment processes:

•
Asset Management—Our Asset Management department, co-headed by two Managing Directors, is responsible for identifying and performing a financial and risk analysis of potential investment opportunities. This department also underwrites and manages our investment portfolio, and leads any work-out or restructuring that may occur from time to time. After an investment is approved and funded, individual deal teams, comprised generally of a Managing Director or Vice President, an analyst and an in-house attorney, have continuing ongoing responsibility for monitoring the performance of our investments.

•
Credit Committee—Prospective investments are presented to MCG's credit committee for review and approval prior to issuing a term sheet. Final approval by the committee generally occurs after the deal team has substantially completed the underwriting process. The credit committee includes our Chief Executive Officer, Chief Financial Officer, Co-Heads of Asset Management and General Counsel. Our board of directors has delegated authority to the credit committee to (i) originate, underwrite and fund any non-control, non-distressed investment of $15 million or less provided that the equity component does not exceed $5 million, (ii) originate any distressed investment of $5 million or less and (iii) increase any existing investment previously approved by the Company's investment and valuation committee up to a certain over-line or established amount. As a matter of practice, our board of directors is invited to participate at every credit committee meeting and in the review and approval of all investments irrespective of investment size.

•
Investment and Valuation Committee of the Board of Directors—The investment and valuation committee reviews and approves all investments over $15 million and has the discretion to review and approve other investments. Subsequent to the review and funding of an investment, the investment and valuation committee makes recommendations that are used by our board of directors for its quarterly determination of the fair value of our investment portfolio.

The following sections provide additional information on how we conduct the investment process. In addition to the teams described above, we also have a group of professionals that provide accounting, finance, human resources, investor relations, legal, and other services that support our investment professionals and other corporate, compliance and governance functions.

BUSINESS DEVELOPMENT
MCG and its predecessors have been active investors in middle-market companies since 1990. We believe our experience in middle-market investing is a meaningful competitive advantage that we use to operate our business. Our senior investment professionals and members of our credit committee have, on-average, each made over $500 million of investments throughout their careers, principally in middle market companies and in industries that we target, such as healthcare, business services, education, technology, software, information services and consumer directed businesses.
Our deal teams identify and source new investments through multiple channels, including private equity sponsors, investment bankers, brokers, fund-less sponsors, institutional syndication partners, other club lenders and owner-operators. The deal teams also market to prospective portfolio companies identified through past relationships with executives, information gathered through proprietary and public research and relationships with investment bankers, accountants, lawyers and other professionals.
Once we identify a prospective portfolio company, we review its financial reports, business plan, corporate activities and other relevant information gathered from third-party databases, industry reports and publications. We focus on a company’s fundamental performance against industry conditions and operational benchmarks, and evaluate acceptable risks and returns. We work with our current and prospective portfolio companies to understand their business, as well as the costs and benefits of their corporate development initiatives, opportunities and competition. Our detailed analysis allows us to support our portfolio companies’ corporate development decisions, even in some cases where short-term financial ratios or other metrics may decline temporarily.
RISK ANALYSIS
After identifying a prospective investment, we review the company’s operating history, executive leadership team, opportunities and the market for the company's products and services during the life of our investment, as well as the potential risks and threats to the business or the markets in which it competes. As early as possible in the process, we generally conduct on-site meetings with key executives to learn more about the investment directly from the company's leadership team and tour the company's key facilities or operating locations.
To assess the validity and stability of the company's historical and projected financial performance we often, either ourselves or through a third-party firm, perform a review of quality of earnings. For select transactions, we may engage or rely on the research of industry specific due diligence firms that provide market research or insights that we judge as prudent or helpful in in the underwriting process.
Based on our experience, we also look at the company's capitalization, proposed sources and uses of proceeds, structural considerations of various securities in the capital structure, leverage, expected cash generation, affirmative and negative covenants, methods for repayment or exit from the investment and other important considerations specific to the investment.
In particular, we analyze certain key risks in light of our underwriting criteria, including financial characteristics and portfolio-specific risk that might arise from the new investment, including, but not limited to, the following:

•
Industry Risks—maturity, cyclicality and seasonality associated with the industries in which we invest, as well as the proportion of our portfolio that is invested in specific industries and individual portfolio companies;

•
Competitive Risks—strengths and weaknesses of the prospective portfolio company relative to their competitors’ pricing, product quality, customer loyalty, substitution and switching costs, brand positioning and capitalization. We also assess the defensibility of a prospect’s market position and its opportunity for increasing market share;

•	Management Risks—track records, industry experience, turnover in leadership, concentration of knowledge, the prospective portfolio company’s business plan and management incentives;

•
Regulatory Risks—industry specific regulation and regulation reform (e.g., healthcare reform, increased regulatory oversight, government reimbursement of for-profit schools, etc.), and economic or macro issues that may affect an investment (e.g., cost of utilities or access to power at historical rates in certain regions, access to nuclear materials for medical imaging, etc.), as well as regulations that may change the incentives of partners or investors in the investment (e.g., tax reform that may impact private equity funds or hedge funds, regulations of commercial banks, expansion of BDCs or SBIC regulations);

•
Customer Concentration and Market Risks—sustainability, stability and opportunities for the growth of the prospective portfolio company's customer base, including the number and size of its customers, attrition rates and dependence on one or a limited number of customers; and

•	Technology Risks—impact of technological advances in the industries and portfolio companies in which we may invest.
In addition, we evaluate industry-specific comparisons, such as cash flow margins, product and cash flow diversification, revenue growth rates, cost structure and other operating benchmarks that are derived from historical and projected financial statements. Qualitative attributes we evaluate may include management skill and depth, industry risk, substitution risk, sensitivity to economic cycles, cyclicality, geographic diversification, facilities infrastructure, administration requirements and product quality and ranking.
We have developed a series of valuation techniques to assist us in determining the risk of a potential investment and quantifying its underlying value. Analyses of comparative public and private market transactions and other data form the basis of our enterprise valuations, along with current and projected market conditions. We also look to comparable public companies to benchmark the value of the proposed investment using public market data. Using these methods provides multiple views of the value of the enterprise allowing us to calculate certain metrics used in both risk assessment and product pricing, such as loan-to-value ratios for our debt investments.
UNDERWRITING AND RISK MANAGEMENT
We initiate our underwriting process in tandem with the business development process focusing on investment risk analysis. We perform standard due diligence on a prospective portfolio company’s financial performance, as well as customized analyses of its operations, systems, accounting policies, human resources and competitive, legal and regulatory environments.
In addition to gaining an in-depth understanding of a prospective portfolio company, our research and due diligence process evaluates industry-wide operational, strategic and valuation issues. We also examine emerging trends and competitive threats to the portfolio company, as well as the industry in which it operates. Portfolio companies may later draw on our valuable knowledge and insight obtained through our research to refine their strategic plans, identify acquisition opportunities and set appropriate financial and operational goals.
When presenting a prospective investment to our credit committee for approval, the deal team delivers a detailed investment memorandum. Should the dollar amount of the proposed investment exceed certain pre-defined thresholds, or include a significant investment in equity, the investment memorandum is also submitted to the investment and valuation committee of our board of directors for review and approval. The investment memorandum generally consists of the following:

•	a transaction overview, including a description of the business and the investment opportunity;

•	transaction rationale, underwriting considerations and an assessment of risks and mitigants;

•	historical financial analyses, projections and scenario modeling;

•	a service or product overview, customer and industry analyses, operational and regulatory analyses;

•	an assessment of the company's enterprise valuation relative to comparable public and private companies;

•	a description of the capital structure and the investment risk and return characteristics; and

•	a review of insights or reports obtained from third-party experts or due diligence firms.
INVESTMENT STRUCTURE
We evaluate our portfolio companies’ needs to develop investment structures that meet their capital requirements and business plans while protecting our own capital, with an expectation toward generating risk-adjusted returns through current income on our loans and capital gains on our equity investments. We structure our debt investments to mitigate risk by requiring appropriate financial and collateral coverage thresholds. To create the most effective and responsive deal structures, we consider payment priority, collateral or asset value, and financial support from guarantors and other credit enhancements. Since our investments typically include cash-flow loans, rather than asset-backed loans, we factor the enterprise value of the prospective portfolio company’s assets into our credit decisions. For loans classified as senior secured, second-lien and subordinated secured, we receive a security interest in all or a portion of the portfolio companies’ tangible and intangible assets, entitling us to a preferred position relative to both unsecured creditors and more junior lenders on the proceeds of those assets in the event of liquidation. In addition, our loan documents generally include affirmative covenants that require our portfolio companies to provide periodic financial information, notification of material events and compliance with laws, as well as restrictive covenants that prevent the portfolio company from taking a range of significant actions, such as incurring additional indebtedness or making acquisitions. Financial covenants require the portfolio companies to maintain or achieve specified financial ratios, such as cash flow leverage, interest charge coverage, total charge coverage, and, in certain cases, meet specific operational benchmarks.

Our business strategy dictates that we generally invest in some combination of the following securities:

•
Senior Secured Debt—We provide cash flow based senior secured debt in the form of revolving credit facilities as well as amortizing term loans, bullet maturity term loans and uni-tranche loans that blend characteristics of both senior and subordinated financing. Senior secured debt ranks senior in priority of payment to other debt and equity, and benefits from a first priority security interest in the assets of the borrower that serve as collateral for the loan(s). As such, virtually all other creditors rank junior to senior secured debt in the event of insolvency. Some of our borrowers grant a first lien on working capital collateral (i.e., receivables) to asset-based lenders that is outside of our collateral pool. Assuming we have a first lien on all other collateral, in such cases we would still classify our security as senior secured. Due to its lower risk profile and often more restrictive covenants as compared to other debt, senior secured debt generally earns a lower return.

•
Second-Lien Debt—We, on occasion, provide second-lien term loans on a sole-source or participant basis where assets or enterprise-value based borrowing capacity is not readily available within typical senior debt leverage constraints. Second-lien debt ranks senior in priority of payment to subordinated debt, unsecured debt, select junior securities, and equity. While second lien debt benefits from a collateral interest in the assets of the borrower, its liens are subordinated to those of senior secured debt in a liquidation. As such, senior secured creditors rank ahead of second lien creditors in the event of insolvency with respect to pursuing remedies against the collateral of a portfolio company, and receiving the proceeds thereof. Due to its higher risk profile and often less restrictive covenants as compared to senior debt, second-lien debt generally earns a higher return than senior debt. We classify second-lien term loans as "Subordinated Secured" debt in our consolidated financial statements.

•
Secured and Unsecured Subordinated Debt—We invest in secured and unsecured subordinated debt, which may be structured with a combination of current interest, deferred interest and equity-linked components. Payment of all subordinated debt, whether secured or unsecured, ranks behind payment of senior secured and second-lien debt. While the security interest of subordinated secured debt ranks behind that of the senior secured and second-lien debt, subordinated unsecured debt enjoys no security interest in the borrower's assets. In the event of insolvency, senior secured and second-lien creditors will be paid in full before the subordinated secured and subordinated unsecured creditors. Due to its higher risk profile and often less restrictive covenants as compared to other types of loans, subordinated debt generally earns a higher return than other debt.

•
Equity—We may from time-to-time invest in minority equity positions with private equity partners or on our own. In addition, we may receive warrants to purchase preferred or common stock of a portfolio company that are related to our debt investments in such portfolio company. Preferred stock ranks senior to common stock, and often carries the right to receive a preferential return upon the sale of the company.

To protect our investments and maximize our returns, we negotiate carefully the structure of each debt and equity security in our investment portfolio, and may require board observation rights as part of our initial investment to keep abreast of company matters. Our loan and equity documentation generally includes terms governing interest rate, amortization, prepayment premiums, financial covenants, operating covenants, ownership and corporate governance parameters, dilution parameters, liquidation preferences, voting rights, and put or call rights. In some cases, our loan agreements also allow for interest rate increases and decreases to the extent the portfolio company's financial or operational performance varies materially from the portfolio company's business plan.
In addition to capital, we also offer managerial assistance to our portfolio companies. Typically, this assistance involves strategic advice, evaluation of business plans, financial modeling assistance and industry research and expertise. Providing assistance to our portfolio companies enables us to maximize our value proposition for our portfolio companies, which, in turn, helps maximize our investment returns.
INVESTMENT APPROVAL PROCESS
Our investment approval process begins with an initial screening of a business plan or financing solicitation by either a Managing Director or a Vice President, referred to as a deal sponsor, to assess eligibility, sector, risk profile, investment fit and expected returns. There is a weekly meeting at which all prospective investments are discussed. The Asset Management department prepares a pipeline report consisting of an internal summary of the opportunity, company materials and an investment structuring worksheet for review by the credit committee. Simultaneously, a non-binding indication of interest may also be executed in support of a private equity firm issuing a bid for the transaction. Deals are judged, among other things, by a prospect's revenue run rate, continuity of solid cash flow, percentage of recurring revenue, gross profit margin, bad debt as a percentage of revenue, customer renewal rate, the prospect's marketing niche, level of competition, customer base quality and concentration and strength of the management team.

The credit committee determines whether the investment should be pursued, giving consideration to the risk return profile, industry concentrations and general economic outlook for the sector in which the business operates. In these meetings the credit committee also offers the deal sponsor insight into key issues that must be resolved before a potential investment is funded. If the credit committee agrees to move forward with an investment, the terms are documented initially by a signed term sheet or letter of intent, as applicable, consistent with the pipeline report and committee clearance, and the deal proceeds to the documentation stage. The term sheet establishes the terms and conditions under which we propose to enter into a credit or investment relationship.
Generally, our underwriting process begins after the Asset Management team receives a signed term sheet or letter of intent. The assigned deal team is responsible for oversight and completion of comprehensive due diligence, and is expected to investigate and report on all critical aspects of the proposed investment. Our due diligence often includes review of financial statements, discussion with key members of management, review of material contracts, background checks, reviews of customer and vendor relationships, confirmation of historical results and assumptions underlying forecasted results. When necessary or advisable based on industry or the history of the prospect itself, third party diligence is conducted. The underwriting process includes legal and business due diligence and typically an on-site visit with the prospect company, including its management team and any other key employees.
Once the underwriting process is complete, the deal sponsor presents a credit approval memorandum, including detailed findings of the foregoing underwriting process, to the credit committee and, if required, the investment and valuation committee. If approved, the deal proceeds to final documentation and closure. All of our investments are approved by our credit committee. In addition, investments of over $15 million must also be approved by the investment and valuation committee of our board of directors.
INVESTMENT FUNDING
We fund our investments using cash from our balance sheet and some of the loans in turn are used as collateral in our secured debt facility. In 2012, our secured debt facilities included certain restrictions on the types of investments that could be used as collateral. See the Liquidity and Capital Resources-Borrowings section of our Management's Discussion and Analysis of Financial Condition and Results of Operations for additional information. As a BDC, we are also subject to certain restrictions on incurring debt. For example, we are not permitted to incur indebtedness unless immediately after such borrowing we meet a coverage ratio of total assets to total senior securities (which include all of our borrowings excluding those made by our SBIC, and any preferred stock we have then issued) of at least 200%.
INVESTMENT MONITORING AND RESTRUCTURING
We monitor the status and financial performance of each company in our portfolio in order to evaluate overall portfolio quality and to facilitate quarterly valuations, which are approved by our board of directors. We are proactive in advising and communicating with companies that are underperforming and, in many instances, have added better covenant protection and rights over time. During the process of monitoring a loan in default, if required or necessary to protect our security interest, we will send a notice of non-compliance outlining the specific defaults that have occurred and preserving our contractual rights and remedies, followed by a review of the collateral, if any.
When our attempts to collect past due principal and/or interest on a loan are unsuccessful, we analyze the appropriate course of action. In some cases, we may consider restructuring the investment to better reflect the current financial performance of the portfolio company. We may need to extend liquidity to companies from time to time as part of a restructuring. Such a restructuring may, among other things, involve deferring principal and interest payments, adjusting interest rates or warrant positions, imposing additional fees, amending financial or operating covenants or converting debt to equity. In connection with a restructuring, we generally receive compensation from the portfolio company. When a restructuring is not an appropriate course of additional action, we generally pursue remedies available to us to minimize potential losses, including initiating foreclosure, liquidation proceedings or selling the loan.
When one of our loans becomes more than 90 days past due, or if we otherwise do not expect the portfolio company to be able to service its debt and other obligations, we will, as a general matter, place all or a portion of the loan on non-accrual status and cease recognizing interest income on that loan until all principal and interest has been brought current through payment or restructuring such that the interest income is deemed to be collectible. However, we may make exceptions to this policy if the loan has sufficient collateral value and is in the process of collection. If the fair value of a loan is below cost, we may cease recognizing paid-in-kind interest and/or the accretion of a discount on the debt investment until such time that the fair value equals or exceeds cost.

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
We intend to conduct our business so as to retain our status as a BDC. As such, we may not acquire any assets, other than non-investment assets necessary and appropriate to our operations as a BDC, if after giving effect to such acquisition the value of our “qualifying assets” is less than 70% of the value of our total assets.
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
We may not, however, change the nature of our business so as to cease to be, or withdraw our election as, a BDC unless authorized by vote of a majority of our outstanding voting securities. The 1940 Act defines a majority of the outstanding voting securities as the lesser of:

i.	67% or more of such company’s shares present at a meeting if more than 50% of the outstanding shares of such company are present or represented by proxy; or

ii.	more than 50% of the outstanding shares of such company.
We currently do not anticipate any substantial change in the nature of our business.

Qualifying Assets
A BDC must have been organized and have its principal place of business in the United States and must be operated for the purpose of making investments in the types of securities described in (1), (2) or (3) below. Thus, under the 1940 Act, we may not acquire any asset other than those of the type listed in Section 55(a) of the 1940 Act, which are referred to as qualifying assets, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the company’s total assets. The principal categories of qualifying assets relevant to our business are the following:

1.	Securities purchased in transactions not involving any public offering from the issuer of such securities, which issuer (subject to certain limited exceptions):

a.
is an eligible portfolio company, or from any person who is, or has been during the preceding 13 months, an affiliated person of an eligible portfolio company, or from any other person, subject to such rules as may be prescribed by the SEC. An eligible portfolio company is defined in the 1940 Act as any issuer that:

i.	is organized under the laws of, and has its principal place of business in, the United States;

ii.	is not an investment company (other than a small business investment company wholly owned by us) or a company that would be an investment company but for certain exclusions under the 1940 Act; and

iii.	does not have any class of securities listed on a national securities exchange;

b.	is a company that meets the requirements of (a)(i) and (ii) above, but is not an eligible portfolio company because it has issued a class of securities on a national securities exchange, if:

i.
at the time of the purchase, we own at least 50% of the (x) greatest number of equity securities of such issuer and securities convertible into or exchangeable for such securities; and (y) the greatest amount of debt securities of such issuer, held by us at any point in time during the period when such issuer was an eligible portfolio company; and

ii.	we are one of the 20 largest holders of record of such issuer’s outstanding voting securities; or

c.
is a company that meets the requirements of (a)(i) and (ii) above, but is not an eligible portfolio company because it has issued a class of securities on a national securities exchange, if the aggregate market value of such company’s outstanding voting and non-voting common equity is less than $250.0 million.

2.	Securities of any eligible portfolio company that we control.

3.
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

4.
Securities of an eligible portfolio company purchased from any person in a private transaction if there is no ready market for such securities and we already own 60% of the outstanding equity of the eligible portfolio company.

5.	Securities received in exchange for or distributed on or with respect to securities described in (1) through (4) above, or pursuant to the exercise of warrants or rights relating to such securities.

6.	Cash, cash items, U.S. Government securities or high-quality debt securities maturing in one year or less from the time of investment.
Control, as defined by the 1940 Act, is presumed to exist where a BDC beneficially owns more than 25% of the outstanding voting securities of the portfolio company. For the foreseeable future, we do not expect to add new control positions to our portfolio.
Significant Managerial Assistance
In order to count portfolio securities as qualifying assets for the purpose of the 70% test discussed above, we must either control the issuer of the securities or offer to make available significant managerial assistance; except that, where we act together to purchase such securities in conjunction with one or more other persons, one of the other persons in the group may make available such managerial assistance. Making available significant managerial assistance means, among other things, to offer to provide and, if accepted, provide significant guidance and counsel concerning the management, operations or business objectives and policies of a portfolio company through monitoring of its operations, selective participation in board and management meetings, consulting with and advising its officers and directors or other organizational or financial guidance.
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
Capital Structure
As a BDC, we generally cannot issue and sell our common stock at a price below the current NAV per share. We may, however, sell our common stock, or warrants, options or rights to acquire our common stock, at a price below the current NAV of our common stock in a rights offering to our stockholders if: 1) our board of directors determines that such sale is in the best interests of the Company and our stockholders; 2) our stockholders approve the sale of our common stock at a price that is less than the current NAV; and 3) the price at which our common stock is to be issued and sold is not less than a price that, in the determination of our board of directors, closely approximates the market value of such securities (less any sales load).
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
1940 Act Code of Ethics
We have adopted and will maintain a code of ethics that establishes procedures for personal investments and restricts certain personal securities transactions by our officers and directors. Personnel subject to the code may invest in securities for their personal investment accounts, including securities that may be purchased or held by us, so long as such investments are made in accordance with the code’s requirements. Our Amended and Restated Code of Ethics, or 1940 Act Code of Ethics, will generally not permit investments by our employees in securities that may be purchased or held by us. We may be prohibited under the 1940 Act from conducting certain transactions with our affiliates without the prior approval of our directors who are not interested persons and, in some cases, the prior approval of the SEC.
A copy of our 1940 Act Code of Ethics is available on our website at www.mcgcapital.com. We are not including the information contained on our website as a part of, or incorporating it by reference into, this Form 10-K. In addition, you may read and copy the 1940 Act Code of Ethics at the SEC’s Public Reference Room in Washington, D.C. You may obtain information on the operation of the Public Reference Room by calling the SEC at (202) 551-8090. In addition, the 1940 Act Code of Ethics attached as an exhibit to our registration statement and is available on the EDGAR Database on the SEC’s Internet site at http://www.sec.gov. You may also obtain copies of the 1940 Act Code of Ethics, after paying a duplicating fee, by electronic request at the following e-mail address: publicinfo@sec.gov, or by writing the SEC’s Public Reference Section, 100 F Street, N.E., Washington, D.C. 20549.
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
We restrict access to non-public personal information about our stockholders to our employees with a legitimate business need for the information. We maintain physical, electronic and procedural safeguards designed to protect the security of the non-public personal information of our stockholders.
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
Our proxy voting decisions are discussed with the committee that is responsible for monitoring each of our investments. To ensure that our vote is not the product of a conflict of interest, we require that: (i) anyone involved in the decision-making process disclose to our General Counsel and Chief Compliance Officer any potential conflict that he or she is aware of and any contact that he or she has had with any interested party regarding a proxy vote; and (ii) employees involved in the decision-making process or vote administration are prohibited from revealing how we intend to vote on a proposal in order to reduce any attempted influence from interested parties.
EXEMPTIVE AND OTHER RELIEF
We have received an exemptive order from the SEC to permit us to issue restricted shares of our common stock as part of the compensation packages for certain of our employees and directors. We believe that the particular characteristics of our business, the dependence we have on key personnel to conduct our business effectively and the highly competitive environment in which we operate require the use of equity-based compensation for our personnel in the form of restricted stock. The issuance of restricted shares of our common stock requires the approval of our stockholders. In June 2006, our stockholders approved our Amended and Restated 2006 Employee Restricted Stock Plan and our Amended and Restated 2006 Non-Employee Director Restricted Stock Plan.
Awards under the Amended and Restated 2006 Employee Restricted Stock Plan must comply with all aspects of the SEC's order, including the following:

•	no one person may be granted awards totaling more than 25% of the shares available;

•	in any fiscal year, no person may be granted awards in excess of 500,000 shares of our common stock; and

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
We have requested the assurance of the staff of the Division of Investment Management that it would not recommend enforcement action to the SEC under the 1940 Act or Rule 17d-1 thereunder if we engage in a stock repurchase program and do not rescind awards of restricted stock previously awarded in compliance with the terms and conditions of the exemptive order of the SEC so long as we agree not to issue additional restricted stock under any compensation plan unless such issuance, together with all restricted stock outstanding under all compensation plans, does not exceed 10% of our outstanding common stock at the time of such issuance less the total number of shares previously issued, in the aggregate, pursuant to all compensatory plans. We have received no assurance or indication from the SEC that we will receive such relief, or of the timeframe in which we would receive any relief, should it ultimately be granted.
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
We are required to adopt and implement written policies and procedures reasonably designed to prevent violation of the federal securities laws, and to review these policies and procedures annually for their adequacy and the effectiveness of their implementation. Mr. Tod K. Reichert, our General Counsel and Chief Compliance Officer, is responsible for administering these policies and procedures.
COMPLIANCE WITH THE SARBANES-OXLEY ACT OF 2002 AND THE NASDAQ GLOBAL SELECT MARKET CORPORATE GOVERNANCE REGULATIONS
The Sarbanes-Oxley Act of 2002, or Sarbanes-Oxley Act, imposes a wide variety of regulatory requirements on publicly held companies and their insiders. The Sarbanes-Oxley Act requires us to review our policies and procedures to determine whether we comply with it and the regulations promulgated thereunder.
The NASDAQ Global Select Market has also adopted various corporate governance requirements as part of its listing standards. We believe we are in compliance with such corporate governance listing standards.
SMALL BUSINESS ADMINISTRATION REGULATIONS
In December 2004, we formed Solutions Capital and Solutions Capital G.P., LLC. In September 2007, Solutions Capital received final approval to be licensed as an SBIC. Solutions Capital has borrowed funds from the SBA against eligible investments and additional deposits of regulatory capital. As of January 2012, we had borrowed $150.0 million of SBA-guaranteed debentures under the SBIC program. SBA-guaranteed debentures are non-recourse, interest-only debentures with interest payable semi-annually and a ten-year maturity. The principal amount of SBA-guaranteed debentures is not required to be paid prior to maturity, but may be prepaid at any time without penalty.
The maximum amount of outstanding leverage available to single-license SBIC companies is $150.0 million. The limit may be increased to $225.0 million, the maximum leverage available under the SBIC program, with the approval of a second SBIC license and the investment of additional regulatory capital. To access the $150.0 million, we have funded a total of $75.0 million to Solutions Capital. Currently, a second SBIC license would grant us the ability to borrow up to an additional $75.0 million from the SBA, or two times the amount of statutory equity capital we invest in Solutions Capital II, L.P.  If approved by the SBA and depending on available capital, we intend to fund the entire $37.5 million using unrestricted cash.
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
Eligible Small and Smaller Businesses
Under current SBA regulations, eligible small businesses include those that have a tangible net worth not exceeding $18 million and average annual net income not exceeding $6 million for the two most recent fiscal years. In addition, an SBIC must devote 25% of its investment activity to “smaller” concerns as defined by the SBA. A smaller concern is one that has a tangible net worth not exceeding $6 million and average annual net income not exceeding $2 million for the two most recent fiscal years. SBA regulations also provide alternative size standard criteria to determine eligibility, which depend on the industry in which the business is engaged and are based on such factors as the number of employees or gross sales. According to SBA regulations, SBICs may make long-term loans to small businesses and invest in the equity securities of such businesses. Once an SBIC has invested in a company, it may generally continue to make follow-on investments in the company, regardless of the size of the business, up and until the time a business offers its securities in a public market. Through Solutions Capital, we plan to continue to provide long-term loans to, and non-control equity investments in, qualifying small businesses.
Financing Limitations
SBA regulations also include restrictions on a “change of control” of an SBIC where a transfer would result in any person or group owning 10% or more of a class of capital stock (or its equivalent in the case of a partnership) of a licensed SBIC and require that SBICs invest idle funds in accordance with SBA regulations. In addition, our SBIC subsidiary may also be limited in its ability to make distributions to us if it does not have sufficient earnings and capital, in accordance with SBA regulations. The SBA places certain limits on the financing terms of investments by SBICs, including limiting the interest rate on debt securities and loans provided to portfolio companies of the SBIC. The SBA also limits fees, prepayment terms and certain other economic arrangements that are common in lending environments.
SBA Leverage or Debentures
SBA-guaranteed debentures are non-recourse to us, have a ten-year maturity and may be prepaid at any time without penalty. The interest rate of SBA-guaranteed debentures is fixed at the time of issuance at a market-based spread over ten-year U.S. Treasury Notes. Obtaining leverage, or borrowings, through SBA guaranteed debentures is subject to required capitalization thresholds. Current SBA regulations limit the amount that Solutions Capital may borrow to a maximum of $150 million, which is up to twice its regulatory capital.
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
CERTAIN U.S. FEDERAL INCOME TAX CONSIDERATIONS
Effective as of January 1, 2002, we elected to be treated as a RIC, under Subchapter M of the Internal Revenue Code, or the Code. As a RIC, we generally do not have to pay corporate taxes on any income we distribute to our stockholders as dividends, which allows us to reduce or eliminate our corporate-level tax liability. To continue to qualify as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements (as defined below). In addition, to qualify for RIC tax treatment we must distribute to our stockholders, for each taxable year, at least 90% of our “investment company taxable income,” which is generally our ordinary income plus the excess of our realized net short-term capital gains over our realized net long-term capital losses, collectively referred to as the 90% Distribution Requirement.
TAXATION AS A REGULATED INVESTMENT COMPANY
If we:

•	continue to qualify as a RIC, and

•
distribute each year to stockholders at least 90% of our investment company taxable income, which is defined in the Internal Revenue Code generally as ordinary income plus realized net short-term capital gains in excess of realized net long-term capital losses, we will be entitled to deduct and, therefore, will not be subject to U.S. federal income tax on, the portion of our income we distribute or are deemed to distribute to stockholders. We will be subject to U.S. federal income tax at the regular corporate rate on any income not distributed (or deemed distributed) to our stockholders. We will be subject to a 4% nondeductible U.S. federal excise tax, or 4% excise tax, to the extent we do not make specified levels of distributions

(actually or on a deemed basis) in a timely manner. For calendar years ended December 31, 2010 and earlier, we would have been subject to the 4% excise tax to the extent that we did not distribute (on either an actual or deemed basis): 98% of our ordinary income for each calendar year; 98% of our capital gain net income for each calendar year; and any income realized, but not distributed, in prior calendar years. Beginning in 2011, we are subject as a RIC to the 4% excise tax to the extent that we do not distribute (on either an actual or deemed basis): 98% of our ordinary income for each calendar year; 98.2% of our capital gain net income for each calendar year; and any income realized, but not distributed, in prior calendar years.
To qualify as a RIC for federal income tax purposes, we must, among other things:

1.	continue to qualify as a BDC under the 1940 Act at all times during each taxable year;

2.
derive in each taxable year at least 90% of our gross income from (1) dividends, interest, payments with respect to certain securities, loans, gains from the sale of stock or other securities, or other income derived with respect to our business of investing in such stock or securities and (2) net income derived from an interest in a “qualified publicly traded partnership;” and

3.	diversify our holdings so that at the end of each quarter of the taxable year:

a.
at least 50% of the value of our assets consist of cash, cash items, U.S. government securities, securities of other RICs, and other securities, if such other securities of any one issuer do not represent more than 5% of the value of our assets or more than 10% of the outstanding voting securities of the issuer; and

b.
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

We may be required to recognize taxable income even when we do not receive cash. For example, if we hold debt obligations that are treated under applicable tax rules as having original issue discount, we must include in taxable income each year a portion of the original issue discount that accrues over the life of the obligation, regardless of whether cash representing such income is received by us in the same taxable year. We also may have to include in taxable income other amounts that we have not yet received in cash, such as payment-in-kind interest and deferred loan origination fees that are paid after origination of the loan or are paid in non-cash compensation such as warrants or stock. Because any original issue discount or other amounts accrued will be included in our investment company taxable income for the year of accrual, we may be required to make a cash distribution to our stockholders in the amount of that non-cash income in order to satisfy the 90% Distribution Requirement, even though we will not have received any cash representing such income.
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
EMPLOYEES
We believe our success will depend greatly on our ability to identify, attract and retain capable employees. As of December 31, 2012, we employed 18 full-time employees and three part-time employees, including investment, portfolio and operations professionals, in-house counsel and administrative staff. All of these employees are located in our corporate headquarters in Arlington, Virginia. Our employees are not represented by any collective bargaining unit and we believe our relations with our employees are good.

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
Investing in middle-market companies is inherently risky. Our financial results may be affected adversely if one or more of our portfolio investments defaults on its loans or fails to perform.
Our portfolio consists primarily of debt and equity investments in privately owned middle-market companies. Investing in middle-market companies involves a number of significant risks. Typically, the debt in which we invest may be rated below investment grade by one or more rating agency. Compared to larger publicly traded companies with greater financial, technical and marketing resources, middle-market companies typically have fewer resources and may experience wider variations in their operating results, making them more vulnerable to economic downturns. Middle-market companies experience limited access to capital and the cost of capital is usually higher than for their larger competitors. Many middle-market companies are unable to obtain financing from public capital markets or from traditional credit sources, such as commercial banks, often because they are perceived to pose a higher default risk. The success of middle-market companies often depends heavily on the managerial talents and efforts of an individual or a small group of persons. Therefore, the loss of any key employee could harm both its financial condition and its ability to compete effectively. Further, some middle-market companies conduct business in regulated industries. Changes in the regulatory environment impacting middle-market companies could result in significant expenditures and impair cash flow by making it difficult for them to conduct business in a cost effective manner, and have more dire effects, including bankruptcy. Even minor events may adversely affect the value of a loan's collateral and a company's ability to repay its obligations, which in turn may adversely affect the return on, or the recovery of, our investment in these businesses.
When evaluating a potential investment, we must rely on our employees' diligence to obtain information necessary to make well informed investment decisions. If we fail to uncover material information about our portfolio companies, either prior to or after our investment, we may lose money. A portfolio company's failure to satisfy financial or operating covenants imposed by us or other lenders could lead to defaults under our loan documents and trigger cross-defaults under other agreements. Should other lenders choose to accelerate their loans and/or foreclose on the company's secured assets, it could jeopardize our portfolio company's ability to meet its obligations under the debt securities that we hold. We may also incur expenses to the extent necessary to seek recovery upon default or to negotiate new terms with a defaulting portfolio company.
Very few of our portfolio investments are publicly traded and, as a result, their value is uncertain. If our determinations regarding the fair value of our investments is higher than that which we ultimately realize upon disposition, our NAV could be affected adversely.
Typically, there is no public market for the securities of the privately held companies in which we have invested, and in which we generally expect to continue to invest. In accordance with the 1940 Act and accounting principles generally accepted in the United States, we carry substantially all of our portfolio investments at fair value as determined in good faith by our board of directors.
Whenever possible, our board of directors values our securities at market value; however, since very few of our investments are traded publicly the board considers various factors to assist it in determining fair value during the valuation process. For example, depending on the nature of the investment, the board may examine public and private mergers and acquisitions transactions, comparisons to publicly traded comparable companies, third-party assessments of valuation, discounted cash flow analyses, the nature and realizable value of any collateral, the portfolio company's earnings and its ability to make payments, the markets in which the portfolio company does business, market-based pricing, bond-yield analysis and other relevant factors. We also obtain financial and other information from portfolio companies, which may include unaudited, projected or pro forma financial information. Our board of directors also engages independent valuation firms to assist in determining the fair value of our investments. Because valuations, particularly those of private securities and private companies, are inherently uncertain, they may fluctuate over short periods of time and are often based on estimates. Our determinations of fair value may differ materially from the values that would have been used if a readily available market for these investments existed and from the amounts we may realize on any disposition of such investments. If our determinations regarding the fair value of our investments are materially higher than the values that we ultimately realize upon the disposition of such investments, our NAV could be affected adversely.
The general volatility of the financial markets and the economy could impair our portfolio companies' financial positions and operating results, which, in turn, could harm our operating results.
The future of the United States economy is unclear. Unemployment continues to be elevated and expectations for other economic fundamentals remain uncertain. If U.S. economic performance declines in the future, the financial results of our middle-market portfolio companies could experience deterioration or limited growth. If prolonged, unfavorable or uncertain economic and market conditions could render our portfolio companies unable to service debt or engage in a liquidity event, such as a sale, merger, recapitalization or initial public offering.
Adverse economic conditions have decreased the value of some of our loans and equity investments. The lingering effects of uncertain economic conditions could increase the number of non-performing assets and decrease the value of one or more of our portfolio companies during such periods. Should this happen, we may experience further loss of value in our portfolio and decreases in our revenues, net income and net assets. Adverse economic conditions also may impair the value of collateral securing some of our loans and the value of our equity investments.
We operate in a highly competitive market for investment opportunities, and the success of our business model necessitates that we develop and maintain strong referral relationships. Failure to do so, or to offer desirable investment terms, may preclude us from winning new business and adversely affect our financial conditions and results of operations.
We compete with many types of investors for the portfolio companies in which we invest, including public and private funds (including other BDCs and SBICs), commercial and investment banks, commercial financing companies and, to the extent they provide an alternative form of financing, private equity funds. Additionally, because competition for investment opportunities generally has increased in recent years among alternative investment vehicles, entities such as hedge funds have begun to seek out new territory. As a result of these entrants, competition for investment opportunities has intensified in recent years and may intensify further in the future. Some of our existing and potential competitors are substantially larger and have considerably greater financial, technical and marketing resources than we do. Some may also have a lower cost of funds and access to funding sources that are not available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments that may lead to additional market share and a competitive advantage over us. Unlike many of our competitors, we are also subject to regulatory restrictions and valuation requirements the 1940 Act imposes on us as a BDC.
The myriad competitive pressures we face require our management team to develop and maintain strong relationships with intermediaries, financial institutions, investment bankers, commercial bankers, financial advisors, attorneys, accountants, consultants and other individuals within our network in order to keep apprised of potential investment opportunities. If our management team fails to maintain its existing relationships or develop new ones with important sources of investment opportunities, we may fail to remain competitive for new business and our investment portfolio may languish as a result. Regardless of the strength of relationships, no one is obligated to provide us with investment opportunities, and there is no assurance that such relationships will generate investment opportunities for us.
Winning attractive investment opportunities in a competitive investment environment requires that we offer terms and conditions on par with or better than our peers. While we do not seek to compete primarily based on the interest rates we offer, we may lose investment opportunities if we do not match our competitors' pricing, terms and structure. If we do match our competitors' pricing, terms and structure to win business, we may then experience decreased net interest income and increased risk of credit loss. We may be precluded from taking advantage of attractive investment opportunities from time to time as a result of an inability to meet market terms, and we can offer no assurance that we will be able to identify and successfully make investments that are consistent with our investment objective. Failure to compete effectively for, and establish strong relationships that could lead to, new business would have a material adverse effect on our business, financial condition and results of operations.
Our portfolio is concentrated in certain industries, which increases our risk of significant loss if any one of these companies fails to service our debt because of industry downturns.
From time to time, we target specific industries in which to invest on a recurring basis, which may result in significant concentrations in our portfolio. As a consequence, the aggregate returns we realize may be substantially adversely affected by the unfavorable performance of a small number of such investments or a substantial write-down of any one investment. Beyond regulatory and income tax diversification requirements, we do not have fixed guidelines for industry concentration. In addition, while we generally decline to make investments in a particular industry or group of industries that would exceed 15.0% of our total assets at the time of closing, it is possible that as the values of our portfolio companies change, one industry or a group of industries may come to exceed such level. As a result, a downturn in an industry in which we have invested a significant portion of our total investments could have a materially adverse effect on us. As of December 31, 2012, 22.2%, 13.6% and 12.5% of our total investments at fair value were invested in healthcare, business services and education companies, respectively. Therefore, we are susceptible to the economic circumstances in these industries, and a downturn in any one of these industries could have a material adverse effect on our results of operations and financial condition.
Changes in healthcare laws and other regulations applicable to some of our portfolio companies' businesses may constrain their ability to offer their products and services.
Changes in healthcare or other laws and regulations applicable to the businesses of some of our portfolio companies may occur that could increase their compliance and other costs of doing business, require significant systems enhancements, or render their products or services less profitable or obsolete, any of which could have a material adverse effect on their results of operations. There has also been an increased political and regulatory focus on healthcare laws in recent years, and new legislation could have a material effect on the business and operations of some of our portfolio companies.
We must effectively manage and deploy capital to ensure our financial condition and results of operations. If we fail to do so, we could experience a decline in our business prospects and the loss of key employees, all of which could negatively affect our operating results.
Equity capital is, and may continue to be, difficult to raise because we generally are not able to issue and sell our common stock at a price below NAV per share without stockholder approval. In addition, available debt capital may be costly and/or carry less favorable terms and conditions. Therefore, our ability to maximize our portfolio's total return depends on the ability to successfully manage and deploy capital effectively. Our debt investments generate capital from current income, and our equity and equity-related investments generally provide capital appreciation, enhancing our overall operating results. Our ability to identify and evaluate, and ultimately to finance and invest in, companies that will produce the desired financial gains rests squarely in the hands of our investment team. Accomplishing our investment objectives on a cost-effective basis is largely a function of our investment team's handling of the investment process, its ability to provide competent, attentive and efficient services and our access to investments offering acceptable terms. In addition to monitoring the performance of our existing investments, members of our investment team are also called upon, from time to time, to provide managerial assistance to some of our portfolio companies. These demands on their time may distract them or slow the rate of investment capital.
Our results of our operations will depend on many factors, including the availability of opportunities for investment, and economic conditions. Furthermore, if we cannot successfully operate our business or implement our investment policies and strategies it could negatively impact our ability to pay dividends. The prolonged inability to effectively deploy capital could negatively impact our business prospects, cause the departure of key employees and have an adverse impact on our operating results.
Our ability to raise additional capital is limited by the market price of our common stock and by regulations governing our operations as a BDC.
Although shares of closed-end investment companies frequently trade at a market price that is less than the NAV attributable to those shares, this characteristic has no correlation with the risk of decline to our own NAV. It is not possible to predict whether our common stock will trade at, above, or below NAV. In the recent past, the stocks of BDCs as an industry, including shares of our common stock, have traded below NAV as a result of concerns over liquidity, leverage restrictions and distribution requirements. When our common stock trades below its NAV per share, the 1940 Act prohibits us from selling shares of our common stock at a price below the current NAV unless our stockholders approve such a sale and our board of directors makes certain determinations.
We have issued debt securities and may in the future incur additional debt, issue preferred stock, and/or borrow money from banks or other financial institutions, which we refer to collectively as “senior securities”. Under the provisions of the 1940 Act, as a BDC we are permitted to issue senior securities only in amounts such that our BDC asset coverage, as defined in the 1940 Act, equals at least 200% after each issuance of senior securities. If the value of our assets declines we may be unable to satisfy this test, precluding us from issuing senior securities and paying dividends. We may also be required to sell a portion of our investments and, depending on the nature of our leverage, repay a portion of our indebtedness at a time when such sales may be disadvantageous.

Failure to maintain our qualification as a BDC would significantly reduce our operating flexibility.
If we were to continuously fail to qualify as a BDC, we might become subject to regulation as a registered closed-end investment company under the 1940 Act, which would significantly decrease our operating flexibility. In addition, failure to comply with the requirements imposed on BDCs by the 1940 Act could cause the SEC to bring an enforcement action against us. For additional information on the qualification requirements of a BDC, see the disclosure under the caption Item 1. Business-Regulation.
If we fail to invest a sufficient portion of our assets in qualifying assets, we could lose our BDC status.
As a BDC, we may not acquire any assets other than “qualifying assets” unless, at the time of and after giving effect to such acquisition, at least 70% of our total assets are qualifying assets within the meaning of the 1940 Act. Our failure to meet the 70% threshold could cause us to lose our status as a BDC, resulting in a material adverse effect on our business, financial condition and results of operations. In addition, the 70% requirement may preclude us from investing in potentially attractive investments, as well as prevent us from making additional investments in our existing portfolio companies, thus diluting our position, to the extent they do not meet the standard for qualifying assets under the 1940 Act. Finally, we may need to sell certain of our investments to comply with the 1940 Act, which could cause us to realize significantly less than the current value of such investments.
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
We have elected to be taxed for federal income tax purposes as a RIC, under Subchapter M of the Internal Revenue Code. To qualify as a RIC under the Internal Revenue Code, we must meet certain source-of-income, asset diversification and annual distribution requirements and maintain our status as a BDC, including:

•	Sources of Income. We must obtain at least 90% of our income each year from dividends, interest, gains from the sale of stock or securities or similar sources.

•
Asset Diversification. At the end of each taxable year, at least 50% of the value of our assets must consist of cash, cash equivalents, U.S. government securities, securities of other RICs, and other acceptable securities. No more than 25% of the value of our assets may be invested in the securities, other than U.S. government securities or securities of other RICs, (i) of one issuer, or (ii) of two or more issuers that are controlled, as determined under applicable Internal Revenue Code rules, by us and that are engaged in the same or similar or related trades or businesses or of certain “qualified publicly traded partnerships.”

•
Income Distribution. We must distribute to our stockholders at least 90% of our ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any, on an annual basis. Because we are subject to an asset coverage ratio requirement under the 1940 Act, and may also be subject to certain financial covenants under any debt financings we may incur, we could, under certain circumstances, be restricted from making the distributions necessary to satisfy the IRS requirement. Our SBIC subsidiary may be limited by the SBIC Act and SBA regulations governing SBICs from making certain distributions to us that may be necessary to maintain our status as a RIC.

Failure to meet the foregoing requirements may result in our having to dispose of certain investments quickly in order to prevent the loss of RIC status. Because most of our investments will be in private companies, and, therefore, will be relatively illiquid, any such dispositions could be made at disadvantageous prices and could result in substantial losses. If we fail to qualify as a RIC for any reason we would become subject to corporate-level income tax, substantially reducing our net assets, the amount of income available for distribution and the amount of our distributions. Such a failure would have a material adverse effect on our stockholders and us.
Our future success depends on our investment team. If we lose one or more of these or other key employees, our operating results may suffer from our inability to make future investments.
We depend on the members of our investment team for the identification, review, final selection, structuring, closing and monitoring of our investments. Their significant investment expertise and relationships are vital to the implementation of our business plan and we have no guarantee that they or any other employees will remain with the company. If we lose the services of one or more of these individuals, our operating results could suffer if we are unable to make future investments as we expect.

If we fail to service our existing debt arrangements adequately, or to establish new credit facilities on favorable terms, our business could be harmed materially.

•
MCG Commercial Loan Trust 2006-1. Our securitized financing facility, the 2006-1 Trust, has entered its amortization period and all principal payments received related to the securitized collateral will be used to reduce the outstanding borrowings under the facility. No principal payments from this facility will be available to make new investments. Our ability to service our debt arrangement depends largely on our financial performance and will be subject to prevailing economic conditions and competitive pressures. If we are unable to repay amounts outstanding under our existing facility and it is declared in default, our operations could be affected adversely.

Under our debt securitization through 2006-1 Trust, we are subject to various affirmative and negative covenants. In the event that there is a breach of one of the covenants contained in our debt facility that has not been cured within any applicable cure period the lenders thereunder would have the ability, in certain circumstances, to accelerate the maturity of the indebtedness outstanding under that facility and exercise certain other remedies. In addition, we have sold some of our loans to the trust that serves as the vehicle for our securitization facility, and this trust, which is bankruptcy remote, holds legal title to these assets. As a result, the lenders under this facility may generally only look to the collateral in this facility to satisfy the outstanding obligations under the 2006-1 Trust. However, in the event of a default on these loans held by the trust, we could potentially bear losses to the extent that the fair value of our collateral exceeds our borrowings.
The 2006-1 Trust also requires us to maintain credit ratings for each loan in the collateral pool of this facility as determined by specified international independent rating agencies. We are subject to periodic review and updates of these credit estimates by these rating agencies that could cause portions of the collateral to become disqualified as eligible assets if credit estimates deteriorate. Significant deterioration could trigger an event of default, which would entitle the trustee to exercise available remedies, including selling the collateral securing this facility and applying the proceeds to reduce outstanding borrowings.

•
Bank of America Unsecured Revolver. In November 2012, we entered into an unsecured revolving credit facility with Bank of America, N.A. in the principal amount of $20.0 million, or the Bank of America Unsecured Revolver. The Bank of America Unsecured Revolver is subject to certain collateral requirements and financial covenants, including maintaining a ratio of all unencumbered assets to outstanding amounts under the Bank of America Unsecured Revolver of at least four-to-one, as well as a ratio of unencumbered cash and senior portfolio loans to outstanding amounts under the Bank of America Unsecured Revolver of at least three-to-one.

•
SBA Debentures. In addition to the foregoing facilities, Solutions Capital has issued SBA debentures that require our SBIC to generate sufficient cash flow to make required interest payments. Further, Solutions Capital must maintain a minimum capitalization that if impaired could materially and adversely affect our liquidity, financial condition and results of operations. Our borrowings under our SBA debentures are collateralized by the assets of Solutions Capital.

Our continued compliance with each of these facilities depends on many factors, some of which are beyond our control. Material net asset devaluation in connection with additional borrowings could result in an inability to comply with our obligation to restrict the level of indebtedness that we are able to incur in relation to the value of our assets or to maintain a minimum level of stockholders' equity.
Furthermore, we cannot be certain that we will be able to establish new borrowing facilities to provide working and investment capital, including for new originations. If we are unable to establish new facilities of a reasonable size, our liquidity will be reduced significantly. Even if we are able to consummate new borrowing facilities, we may not be able to do so on favorable terms.
In situations where we hold junior priority liens, our ability to control decisions with respect to our portfolio companies may be limited by lenders holding superior liens. In a default scenario, the value of collateral may be insufficient to repay us after the senior priority lenders are paid in full.
We make certain loans to portfolio companies that are secured by a junior priority security interest in the same collateral pledged to secure debt owed to lenders with liens senior to ours. Often the senior lender has procured covenants from the portfolio company prohibiting the incurrence of additional secured debt without the senior lender's consent. As a condition of permitting the portfolio company to incur junior secured indebtedness, the senior lender will require that we as junior lender enter into an intercreditor agreement that, among other things, will establish the senior lender's right to control the disposition of any collateral in the event of an insolvency proceeding or other default situation. In addition, intercreditor agreements generally will expressly subordinate junior liens to senior liens as well as the repayment of junior debt to senior debt.
Because of the control we may cede to senior lenders under intercreditor agreements, we may be unable to control the manner or timing of collateral disposition. In addition, the value of collateral securing our debt investment will ultimately depend on market and economic conditions at the time of disposal, the availability of buyers and other factors. Therefore, there can be no assurance that the proceeds, if any, from the sale or sales of all of the collateral would be sufficient to satisfy the loan obligations secured by our liens. There is also a risk that such collateral securing our investments will be difficult to sell in a timely manner or to appraise. If the proceeds of the collateral are insufficient to repay our loans, then we will have an unsecured claim to the extent of the deficiency against any of the company's remaining assets, which claim will likely be shared with many other unsecured creditors.
As a debt or minority equity investor in a portfolio company, we may have little direct influence over the entity. The stockholders and management of the portfolio company may make decisions that could decrease the value of our portfolio holdings.
We make both debt and minority equity investments. Should a portfolio company make business decisions with which we disagree, or the stockholders and management of that company take risks or otherwise act in ways that do not serve our interests, the value of our portfolio holdings could decrease and have an adverse effect on our financial position and results of operations.
If we need to sell any of our investments, we may not be able to do so at a favorable price and, as a result, we may suffer losses.
Our investments usually are subject to contractual or legal restrictions on resale or are otherwise illiquid because there is usually no established trading market. The illiquidity of most of our investments may make it difficult for us to dispose of them at a favorable price. As a result, we may suffer losses. In addition, if we were forced to liquidate some or all of the investments in our portfolio on an expedited basis, the proceeds of such liquidation could be significantly less than the current fair value of such investments. We may be required to liquidate some or all of our portfolio to meet our debt service obligations or to maintain our qualification as a BDC and as a RIC to the extent we fail to satisfy the applicable regulatory criteria.
The disposition of our investments may result in contingent liabilities.
Most of our investments involve private securities. In connection with the disposition of an investment in private securities, we may be required to make representations about the business and financial affairs of the portfolio company typical of those made in connection with the sale of a business. We may also be required to indemnify the purchasers of such investment with respect to certain potential liabilities or to the extent that any of our representations turn out to be inaccurate. These arrangements may result in contingent liabilities that ultimately yield funding obligations that must be satisfied through our return of certain distributions previously made to us.
Portfolio company litigation could result in additional costs, the diversion of management time and resources and have an adverse impact on the fair value of our investment.
In the course of providing significant managerial assistance to certain of our portfolio companies, we may serve as directors on the boards of such companies. In addition, in the course of making portfolio company investments, we may elect to take an equity position in any given company. To the extent that litigation arises out of our investments, we may be named as a defendant, which could result in additional costs and the diversion of management time and resources. In addition, litigation involving a portfolio company may be costly and affect the operations of the business, which could in turn have an adverse impact on the fair value of our investment.
There may be circumstances where our debt investments could be subordinated to claims of other creditors or we could be subject to lender liability claims.
If one of our portfolio companies were to go bankrupt, depending on the facts and circumstances, including the extent to which we provided managerial assistance to that portfolio company, a bankruptcy court could elect to subordinate all or a portion of our claims to those of other creditors regardless of the seniority of our original investment. In such instances, the court may deem our actions to be more like that of an equityholder than a debt holder. Were that to occur, the claims we carried as senior in right of payment on our books might instead be recharacterized by the court as junior, and therefore come much lower in the priority of payments. To the extent that there are insufficient funds remaining to pay us once other debtholders are paid in full, we may lose all or a portion of our investment.

The actions we take with respect to a portfolio company's business, including providing managerial assistance, or the exercise of control over a portfolio company could also give rise to lender liability claims. Should our actions be viewed as more akin to those of an equityholder than a debtholder because of our involvement in the operations of the portfolio company, a presumption could arise that we have a fiduciary duty to the portfolio company. A third party could then sue us, for example, in an attempt to make us liable for any negative performance by such portfolio company.
Our stock price has been, and continues to be, volatile and purchasers of our common stock could incur substantial losses.
The stock market in general, and the market prices for securities of financial services companies in particular, have experienced extreme volatility that often has been unrelated or disproportionate to the operating performance of these companies. If current levels of market volatility continue or worsen, we may continue to experience an adverse effect, possibly material, on our ability to access capital and on our business, financial condition and results of operations.
The market price and the liquidity of the market for our shares may from time to time be affected by a number of factors, which include, but are not limited to, the following:

•	our quarterly results of operations;

•	our origination activity, including the pace of, and competition for, new investment opportunities;

•	price and volume fluctuations in the overall stock market from time to time;

•	investors' general perception of our company, the economy and general market conditions;

•	actual or anticipated changes in our earnings or fluctuations in our operating results or changes in the expectations of securities analysts;

•
the financial performance of the specific industries in which we invest on a recurring basis, including without limitation, our investments in the healthcare, business services and education industries;

•	significant transactions or capital commitments by us or our competitors;

•	significant volatility in the market price and trading volume of securities of BDCs or other financial services companies;

•	volatility resulting from trading in derivative securities related to our common stock including puts, calls or short trading positions;

•	potential future sales of debt securities convertible into or exchangeable or exercisable for our common stock or the conversion of such securities;

•	changes in laws or regulatory policies or tax guidelines with respect to BDCs or RICs;

•	loss of RIC status;

•	the inability to secure additional debt or equity capital;

•	announcements of strategic developments, acquisitions and other material events by us or our competitors;

•	litigation or regulatory actions affecting us or our portfolio companies; and

•	departures of key personnel.
If any of these factors causes an adverse effect on our business, our results of operations or our financial condition, the price of our common stock could fall and investors may not be able to sell their common stock at or above their respective purchase prices.
You may not receive future distributions.
In the event that the asset coverage ratio applicable to us as a BDC falls below 200%, we will be unable to make distributions until the ratio again meets or exceeds the threshold. If we do not distribute at least 90% of our investment company taxable income annually, we will suffer adverse tax consequences, including the possible loss of our status as a RIC for the applicable period. From December 2001 through December 31, 2012, we declared distributions totaling $13.39 per common share. Due to the market dislocation, we suspended our distributions from the third quarter of 2008 through the first quarter of 2010. We reinstated our distribution on April 29, 2010, and have continued to declare a quarterly dividend since that time; however, there can be no assurance that distributions will continue in the future.
We will make future decisions with respect to the actual level of distributions after taking into account the minimum statutorily required level of distributions, gains and losses recognized for tax purposes, portfolio transactional events, our liquidity, cash earnings and our BDC asset coverage ratio at the time of such decision. Regulatory constraints, our inability to achieve operating results or a decline in the performance of our business could prohibit our ability to make any future distributions. In addition, we may not be able to make distributions at a specific level or to increase the amount of these distributions from time to time.
We may have difficulty paying our required distributions if we recognize income before, or without, receiving cash representing such income.
In accordance with applicable tax laws and regulations, we include in taxable income certain amounts that we have not yet received in cash from our portfolio companies, such as contractual PIK interest, interest on loans that are on non-accrual status and original issue discount. PIK interest represents contractual interest added to the loan balance and due at the end of the loan term. Loans that are on non-accrual status reflect an inability of a portfolio company to make payments to us when due. Original issue discount may arise if we receive warrants in connection with the issuance of a debt instrument or in other circumstances. We are required to include in income each year a portion of the original issue discount that accrues over the life of the obligation, regardless of whether cash representing such income is received by us in the same taxable year. Other situations may also arise where we are required to include amounts in taxable income for which we have not yet received payment in cash.
We must distribute at least 90% of our investment company taxable income to maintain the tax benefits we enjoy as a RIC. This obligation applies whether or not that income was actually received in cash. Since we may recognize income before, or without, receiving cash representing such income, we may have difficulty meeting the requirement. To raise funds to make the required distributions, we may have to raise additional debt or equity capital at unattractive rates or on unfavorable conditions. We might also need to sell some of our investments at unfavorable prices, or repurpose the cash we had reserved for new investment originations. If we cannot obtain cash from these or other sources, we may fail to qualify as a RIC and, thus, be subject to corporate-level income tax.
Any change in the regulation of our business could have a significant adverse effect on the profitability of our operations and our cost of doing business.
Changes in the laws, regulations or interpretations of the laws and regulations that govern BDCs, RICs, SBICs or non-depository commercial lenders could have a significant adverse effect on our operations and our cost of doing business. We are subject to federal, state and local laws and regulations and also to judicial and administrative decisions that affect our operations. If these laws, regulations or decisions change, or if we expand our business into jurisdictions that have adopted requirements that are more stringent than those in which we currently conduct business, we may have to incur significant expenses in order to comply or we may have to restrict our operations.
Our wholly owned subsidiary is licensed by the SBA and is subject to SBA regulations. If our SBIC subsidiary fails to comply with applicable SBA regulations, the SBA could, limit or prohibit its use of debentures, declare outstanding debentures immediately due and payable, and/or revoke or suspend our license.
Our wholly owned subsidiary, Solutions Capital, is licensed to operate as an SBIC and is regulated by the SBA. The SBIC license allows Solutions Capital to obtain leverage, or borrowings, by issuing SBA-guaranteed debentures, subject to receipt of a capital commitment from the SBA and other customary procedures. The SBA regulations require, among other things, an annual periodic examination of a licensed SBIC by an SBA examiner to determine the SBIC's compliance with the relevant SBA regulations, and the performance of a financial audit by an independent auditor.
The SBA regulations permit licensed SBICs to make long term loans to small businesses and invest in the equity securities of such businesses. Under current SBA regulations, a licensed SBIC may provide capital to small businesses having a tangible net worth not exceeding $18.0 million and an average net income after federal income taxes not exceeding $6.0 million for the two most recent fiscal years. In addition, a licensed SBIC must devote 25% of its investment activity to entities having a tangible net worth not exceeding $6.0 million and an average annual net income after federal income taxes not exceeding $2.0 million for the two most recent fiscal years. If a proposed portfolio company does not meet the foregoing requirements, the SBA regulations also provide alternative criteria for eligibility which depend on the industry in which the prospective portfolio company is engaged as well as other factors such as the number of employees and gross sales. The SBA also restricts the financing terms of investments by SBICs in portfolio companies, and prohibits funds from being deployed in support of certain purposes or industries. Compliance with SBA requirements may cause our SBIC subsidiary to forego attractive investment opportunities that are not permitted under SBA regulations.
A single-license SBIC subsidiary may currently borrow up to a maximum of $150.0 million when it has at least $75.0 million in private capital, receives a capital commitment from the SBA and has been through an examination by the SBA subsequent to licensing. As of January 2013, we have funded $75.0 million to Solutions Capital, and Solutions

Capital has borrowed the maximum $150.0 million of SBA-guaranteed debentures. In the quarter ended September 30, 2012, we submitted documentation to the SBA in support of a potential SBIC license for Solutions Capital II, L.P. and in February 2013, we received a green light letter from the SBA inviting us to continue our application process to obtain a license to form and operate a second SBIC. However, receipt of a green light letter from the SBA does not assure that the SBA will ultimately issue an SBIC license and we have received no assurance or indication from the SBA either that we will receive a second SBIC license, or the timeframe in which we could expect to receive a second license should one ultimately be granted.
The SBA prohibits, without prior SBA approval, a “change of control” of an SBIC or transfers that would result in any person (or a group of persons acting in concert) owning 10% or more of a class of capital stock of a licensed SBIC. If our SBIC subsidiary fails to comply with applicable SBA regulations, the SBA could, depending on the severity of the violation, limit or prohibit its use of debentures, declare outstanding debentures immediately due and payable, and/or limit it from making new investments. In addition, the SBA can revoke or suspend a license for willful or repeated violation of, or willful or repeated failure to observe, any provision of the SBIC Act or any rule or regulation promulgated thereunder. These actions by the SBA would, in turn, negatively affect us because our SBIC subsidiary is our wholly owned subsidiary and we rely on the ability to make investments through it.
We may in the future decide to issue preferred stock, which would magnify the risks of investing in us, as well as the potential for loss.
Because preferred stock is another form of borrowing and the dividends on any preferred stock we might issue would be cumulative, preferred stock has the same risks to our common stockholders as debt. We are obligated to pay the cumulative dividends and any liquidation preference attached to such preferred stock before we make any payments to our common stockholders. While the value of preferred stock is unaffected by our expenses or losses, preferred stockholders do not participate in any income or appreciation in excess of their stated preference. Holders of any preferred stock we might issue would have the right to elect members of the board of directors as well as class voting rights on certain matters, including changes in fundamental investment restrictions and conversion to open-end status. Accordingly, preferred stockholders could veto changes to the detriment of the company and its common stockholders. We currently have no plans to issue preferred stock.
Investments in equity securities involve a substantial degree of risk.
We have purchased, and may purchase in the future, common stock and other equity securities, including warrants, in various portfolio companies. Although equity securities historically have generated higher average total returns than debt securities over the long term, equity securities may experience more volatility in those returns than debt securities. The equity securities we acquire may fail to appreciate, decline in value or lose all value, and our ability to recover our investment will depend on our portfolio company's success. Investments in equity securities involve a number of significant risks, including the risk of further dilution in the event the portfolio company issues additional securities. Investments in preferred securities involve special risks, such as the risk of deferred distributions, illiquidity and limited voting rights.
Fluctuations in interest rates could affect our income adversely.
Because we sometimes borrow to make investments, our net income depends, in part, on the difference between the interest rate at which we borrow funds and the interest rate at which we invest these funds. Because a significant portion of our assets and liabilities may be priced using various short-term rate indices, including one-month to six-month LIBOR, commercial paper rates and the prime rate, the timing of changes in market interest rates or in the relationship between interest rate indices could affect the interest rates earned on our interest-earning assets differently than the interest rates we pay on interest-bearing liabilities. As a result, significant changes in market interest rates could have a material adverse effect on our net income.
A significant portion of our variable rate loans have interest rate floors based on the LIBOR or prime rate. These floors minimize our exposure to significant decreases in interest rates. A significant increase in market interest rates could harm our ability to attract new portfolio companies and originate new loans and investments. In addition, our non-performing assets could increase and the value of our portfolio decrease because our floating-rate loan portfolio companies may be unable to meet higher payment obligations.
The impact of recent financial reform legislation on us is uncertain.
In light of current conditions in the U.S. and in global financial markets, legislators, the presidential administration and regulators have increased their scrutiny of the financial services industry. The Dodd-Frank Reform Act became effective on July 21, 2010. Although many provisions of the Dodd-Frank Reform Act have delayed effectiveness or will not become effective until the relevant federal agencies issue new rules to implement its requirements, the Dodd-Frank Reform Act may have a material adverse impact on the financial services industry as a whole and on our business, results of operations and financial condition in a manner and to an extent that we cannot predict.
Certain provisions of the Delaware General Corporation Law, our certificate of incorporation and our bylaws could deter takeover attempts and have an adverse impact on the price of our common stock.
The Delaware General Corporation Law, our certificate of incorporation and our bylaws contain provisions that may discourage a third party from making a proposal to acquire us. We have also adopted measures that may make it difficult for a third party to obtain control of our board or our company, including provisions in our certificate of incorporation dividing our board of directors into three classes with the term of one class expiring at each annual meeting of stockholders. These anti-takeover provisions may inhibit a change in control in circumstances that could give the holders of our common stock the opportunity to realize a premium over the market price of our common stock.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.
None.

ITEM 2.	PROPERTIES.
Neither we nor any of our subsidiaries own any facilities or real estate.  We moved corporate offices in November 2012 from 1100 Wilson Boulevard, Arlington, VA 22209 to 1001 19th Street North, Arlington, VA 22209. In August 2012, we entered into a two-year lease agreement (October 2012 to November 2014) for 13,134 square feet for our new office space on 19th Street North. Upon our move, we abandoned our corporate lease at 1100 Wilson Boulevard of 39,574 square feet. We were obligated to pay rent through the lease expiration date in February 2013. We also leased, and sublet to third-parties, office space in Georgia that we no longer use.

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
Market Information
Our common stock is traded on the NASDAQ Global Select Market under the symbol “MCGC.” The following table sets forth the high and low last sales prices of our common stock for the periods indicated, as reported on the NASDAQ Global Select Market:

	Years ended December 31,
	2012		2011
Quarter Ended	High	Low	High	Low
March 31	$5.01	$3.89	$7.54	$6.02
June 30	$4.58	$4.07	$6.88	$5.95
September 30	$5.28	$4.33	$6.33	$3.70
December 31	$4.89	$4.09	$5.02	$3.65
Holders
On February 22, 2013 we had approximately 133 holders of record and approximately 20,574 beneficial holders of our common stock.
Recent Sales of Unregistered Securities and Purchases of Equity Securities
STOCK REPURCHASE PROGRAM
On January 17, 2012, our board of directors authorized a stock repurchase program of up to $35.0 million. As of December 31, 2012, we had repurchased $27.2 million of our common stock (6,182,046 shares at an average purchase price of $4.40 per share). Under the program, we are authorized to repurchase shares in open market transactions, including through block purchases, depending on prevailing market conditions and other factors. The repurchase program may be extended, modified or discontinued at any time for any reason. The program does not obligate us to acquire any specific number of shares, and all repurchases are made in accordance with SEC Rule 10b-18, which sets certain restrictions on the method, timing, price and volume of stock repurchases. We retire immediately all such shares of common stock that we purchase in connection with the stock repurchase program.
NET ISSUANCE OF RESTRICTED STOCK
For certain employees, we may be deemed to have purchased through the net issuance of shares, a portion of the shares of restricted stock previously issued under our Third Amended and Restated 2006 Employee Restricted Stock Plan, or the 2006 Plan, for which the forfeiture provisions have lapsed to satisfy the applicable employee’s income tax withholding obligations. We retire immediately all such shares of common stock that we purchase in connection with such net issuance to employees.
DIVIDEND REINVESTMENT PLAN
As part of our dividend reinvestment plan for our common stockholders, we may direct the plan administrator to purchase shares of our common stock on the open market to satisfy dividend reinvestment requests related to dividends that we pay on outstanding shares of our common stock.

The following table summarizes the shares of common stock that we have purchased during the three months ended December 31, 2012:

Period/Purpose	Total number of shares	Average Price Paid per Share		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
November 1 – 30, 2012
Stock repurchase program(a)	20,225	$4.52		20,225	$12,492,879
Dividend reinvestment requirements(b)	700	$4.46	(c)	n/a	n/a
Total November 1 – 30, 2012	20,925	$4.52		20,225	$12,492,879
December 1 – 31, 2012
Stock repurchase program(a)	1,041,935	$4.48		1,041,935	$7,827,744
Restricted stock vesting(d)	4,687	$4.60	(e)	n/a	n/a
Total December 1 – 31, 2012	1,046,622	$4.48		1,041,935	$7,827,744
Total	1,067,547	$4.48		1,062,160	$7,827,744

(a)	On January 17, 2012, we announced that our board of directors had authorized a stock repurchase program of up to $35.0 million.

(b)	Represents stock purchased on the open market to satisfy dividend reinvestment requests.

(c)	Represents the weighted-average purchase price per share, including commissions, for shares purchased pursuant to the terms of our dividend reinvestment plan.

(d)	Represents shares repurchased from our employees in connection with the net issuance of shares to satisfy employee tax withholding obligations in connection with the vesting of restricted stock.

(e)	Based on the weighted-average closing share prices of our common stock on the dates that the forfeiture restrictions lapsed.

Distribution Policy
We currently qualify as a RIC for federal income tax purposes, which generally allows us to avoid paying corporate income taxes on any income or gains that we distribute to our stockholders. Generally, we intend to distribute sufficient dividends to eliminate taxable income and may distribute more than the taxable income which amounts would be considered a return of capital. As a RIC, we are subject to a 4% excise tax to the extent that we do not distribute on an actual or on deemed basis: (i) 98.0% of our current year ordinary income; and (ii) 98.2% of our current year net capital gain income.
We may not be able to achieve operating results that will allow us to make distributions at a specific level or to increase the amount of these distributions from time to time. In addition, we may be limited in our ability to make distributions due to the BDC asset coverage test for borrowings applicable to us as a BDC under the 1940 Act and due to restrictions in our credit facilities. If we do not distribute a certain percentage of our income annually, we will suffer adverse tax consequences, including possible loss of favorable RIC tax treatment. We cannot assure stockholders that they will receive any distributions or distributions at a particular level. We may make distributions to our stockholders of certain net capital gains.
The following table summarizes our distributions declared since January 1, 2011:

Date Declared	Record Date	Payable Date	Dividends per Share
March 1, 2013	March 15, 2013	March 29, 2013	$0.125
October 26, 2012	November 16, 2012	November 30, 2012	$0.125
July 27, 2012	August 17, 2012	August 31, 2012	$0.140
April 27, 2012	June 13, 2012	July 13, 2012	$0.140
February 24, 2012	April 13, 2012	May 15, 2012	$0.170
October 31, 2011	December 15, 2011	January 13, 2012	$0.170
August 1, 2011	September 14, 2011	October 14, 2011	$0.170
May 5, 2011	June 15, 2011	July 15, 2011	$0.170
March 1, 2011	March 15, 2011	April 15, 2011	$0.150

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
Equity Compensation Plan Information
Information relating to compensation plans under which our equity securities are authorized for issuance is set forth under Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters in our definitive proxy statement for our 2013 Annual Meeting of Stockholders.
Stock Performance Graph
The following comparative stock performance graph compares the cumulative total stockholder return (assuming reinvestment of dividends, if any) from investing $100 on December 31, 2007 through December 31, 2012, in each of: i) our common stock; ii) the Russell 2000 Index; and iii) the NASDAQ Financial 100 Index (capitalization weighted).
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
The selected consolidated financial data set forth in the following table with respect to our statement of operations data for the years ended December 31, 2012, 2011 and 2010 and the balance sheet data as of December 31, 2012 and 2011 are derived from our audited financial statements included in this Annual Report on Form 10-K. The statement of operations data for the years ended December 31, 2009 and 2008 and the balance sheet data as of December 31, 2010, 2009 and 2008 are derived from our audited financial statements, which are not included herein. Historical results are not necessarily indicative of future results. See the notes below and to the consolidated financial statements for an explanation of the method used to determine the number of shares used in computing net operating income ("NOI") and net income (loss) per common share, basic and diluted. The selected consolidated financial data set forth below should be read in conjunction with, and is qualified in its entirety by, our audited consolidated financial statements and related notes thereto found at Item 8. Financial Statements and Supplementary Data and Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

(in thousands, except per share and other period-end data)	Years ended December 31,
	2012	2011	2010	2009	2008
Income statement data
Revenue	$60,993	$85,696	$89,569	$99,834	$135,365
Net operating income before net investment gain (loss), loss on extinguishment of debt and income tax provision	18,806	37,658	40,565	38,188	56,090
Net investment loss	(13,299)	(129,873)	(54,819)	(94,353)	(257,601)
Net income (loss)	4,998	(93,115)	(13,072)	(51,059)	(191,245)
Per common share data
Net operating income before net investment gain (loss), (loss) gain on extinguishment of debt and income tax provision per weighted-average common share—basic and diluted	$0.25	$0.49	$0.54	$0.51	$0.78
Income (loss) per weighted-average common share—basic and diluted	$0.07	$(1.22)	$(0.17)	$(0.68)	$(2.65)
Cash dividends declared per common share	$0.58	$0.66	$0.37	$—	$0.71
Selected period-end balances
Investment portfolio balance
Fair value	$477,724	$741,166	$1,009,705	$986,346	$1,203,148
Cost	668,787	1,017,218	1,245,673	1,154,924	1,470,123
Total assets	630,776	890,538	1,145,277	1,191,149	1,312,434
Borrowings	248,053	430,219	546,882	557,848	636,649
Total stockholders’ equity	371,728	434,952	578,016	615,683	658,911
Net asset value per common share outstanding(a)	$5.18	$5.65	$7.54	$8.06	$8.66
Other period-end data
Average size of investment
Fair value	$10,857	$12,353	$14,221	$16,718	$17,188
Cost	$15,200	$16,954	$17,545	$19,575	$21,002
Number of portfolio companies	44	60	71	59	70
Weighted-average common shares outstanding—basic and diluted	74,859	76,259	75,422	74,692	72,254
Shares outstanding at end of year	71,721	76,997	76,662	76,394	76,075

(a)	Based on common shares outstanding at period-end.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The information contained in this section should be read in conjunction with the Selected Financial Data and Other Data, and our Consolidated Financial Statements and notes thereto appearing elsewhere in this Annual Report on Form 10-K.
This Annual Report on Form 10-K, including Management's Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements that involve substantial risks and uncertainties. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates, forecasts, projections, intentions, goals, strategies, plans, prospects and the beliefs and assumptions of our management including, without limitation: our expectations regarding our results of operations, including revenues, net operating income, net investment losses and general and administrative expenses and the factors that may affect such results; our expectation that we will substantially deploy our cash on-hand in 2013; our plans to submit an application for a second SBIC license and the approval process for such a license; our intentions with respect to funding in full our equity portion of a second SBIC license using unrestricted cash; our belief that our reorganized infrastructure has resulted in a smaller and simpler, yet leverageable operating profile; our expectations with regard to our borrowing costs; the percentage of our investments at fair value in equity investments; our belief that our experience in middle-market investing is a meaningful competitive advantage; our decisions to make dividend distributions after taking into account the minimum statutorily required level of distributions, gains and losses recognized for tax purposes, portfolio transactional events, our liquidity, cash earnings and our BDC asset coverage ratio; our intentions to repurchase shares of our common stock under our stock repurchase program and purchase debt for cash in open markets purchases and/or privately-negotiated transactions; the sufficiency of liquidity to meet 2013 operating requirements, as well as new origination opportunities and potential dividend distributions; the liquidity for repayment of our borrowing facilities from a number of sources, including cash on-hand, the maturity or monetization of our investment portfolio, other borrowing facilities and equity issuances, and from other borrowing arrangements; our use of independent valuation firms to provide additional support for our internal analyses; our expectations regarding the full use before expiration of certain financial instruments, including loans, participations in loans, guarantees, letters of credit and other financial commitments; general market conditions; the state of the economy and other factors. Forward-looking statements can be identified by terminology such as “anticipate,” “believe,” “could,” “could increase the likelihood,” “hope,” “target,” “project,” “goals,” “potential,” “predict,” “might,” “estimate,” “expect,” “intend,” “is planned,” “may,” “should,” “will,” “will enable,” “would be expected,” “look forward,” “may provide,” “would” or similar terms, variations of such terms or the negative of those terms. These statements are not guarantees of future performance and are subject to risks, uncertainties, and other factors, some of which are beyond our control and difficult to predict. Important factors could cause our actual results to differ materially from those indicated or implied by forward-looking statements. Such factors that could cause or contribute to such differences include those risk factors discussed in Item IA of Part I of this Annual Report on Form 10-K.
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
DESCRIPTION OF BUSINESS
We are a solutions-focused commercial finance company that provides capital and advisory services to middle-market companies throughout the United States. Generally, our portfolio companies use our capital investment to finance acquisitions, recapitalizations, buyouts, organic growth, working capital and other general corporate purposes.
We are an internally managed, non-diversified, closed-end investment company that has elected to be regulated as a business development company, or BDC, under the Investment Company Act of 1940, as amended, or the 1940 Act. As a BDC we must meet various regulatory tests, which include investing at least 70% of our total assets in private or thinly traded public U.S.-based companies and limitations on our ability to incur indebtedness unless immediately after such borrowing we have an asset coverage for total borrowings (excluding SBIC debt) of at least 200% (i.e., the amount of debt generally may not exceed 50% of the value of our assets).
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

Significant Developments in 2012

•
Control Investments — We exited, monetized or restructured five control investments, including Broadview Networks Holdings, Inc., or Broadview, Jet Plastica Investors, NPS Holding Group, Orbitel Holdings and Intran Media, thereby reducing our control investments to an aggregate of $33.9 million in the debt securities of two companies and $16.1 million in the equity securities of one company.

•
Originations and Advances — We made $162.0 million in originations and advances to new and existing portfolio companies, principally in the form of loans (94.4% or $152.9 million), including ten new investments. We invested the remaining $9.1 million principally in minority equity investments, as well as follow-on investments and paid-in-kind, or PIK, dividends on existing investments.

•
Equity Monetizations and Realizations — We received $65.0 million in proceeds from the sale of equity investments, principally the sale of securities in each of Orbitel Holdings, LLC, Stratford School Holdings, Inc., GSDM Holdings, LLC and Jenzabar, Inc. For the twelve months ended December 31, 2012, we reduced our equity investments from 15% to less than 10% of the fair value of our total investment portfolio.

•	Loan Monetizations — We received $347.2 million in loan payoffs and amortization payments.

•	Dividends — We declared 57.5 cents per share in dividends and paid $56.0 million in total dividends.

•
Open-Market Purchases of Our Stock — We repurchased 6,182,046 shares of our common stock at a weighted average purchase price of $4.40 per share. We acquired these shares from sellers in open market transactions. We retire these shares upon settlement, thereby reducing the number of shares issued and outstanding.

•
Board and Management Changes — Effective November 1, 2012, B. Hagen Saville became our CEO, succeeding Richard W. Neu, who remains Chairman of the Company's Board of Directors. From November 2011 to October 2012, Mr. Saville served as the Company's President and Chief Operating Officer, before which he was Executive Vice President of Business Development from March 1998 to October 2011. In addition, effective December 31, 2012, MCG reduced the size of its board of directors from seven members to five.

•
Operational Realignment — We incurred costs associated with our transition plan of $9.3 million, or $0.13 per share, that includes $8.8 million, or $0.12 per share, of transition costs included in operating expenses and $0.5 million, or $0.01 per share, of realized losses associated with the write-off of fixed assets. Transition costs include $2.3 million in accelerated deferred financing fees that we recorded as interest expense, $1.4 million in retention and inducement payments that we recorded as salaries and benefits, $0.3 million in amortization expenses associated with the elimination of positions that we recorded as amortization of employee restricted stock awards and $4.8 million in severance, moving expenses and IT systems conversion costs that we recorded as general and administrative expenses. As of December 31, 2012, we had 18 full-time employees and three part-time employees.

•
New Liquidity Facility — In November 2012, we entered into a two-year $20 million unsecured revolving credit facility with Bank of America, N.A. The facility provides short-term liquidity to finance working capital and for other general corporate purposes.

•
Reduced Reliance on Leverage — We reduced our outstanding debt by $182 million principally by reducing our borrowings under our MCG Commercial Loan Trust 2006-1, or 2006-1 Trust, and repaying and terminating our SunTrust Warehouse facility and our Series 2007-A Private Placement Notes. For the twelve months ended December 31, 2012, we reduced our debt-to-equity leverage profile from 1:1 to 0.7:1.

•
Reduction in Loans on Non-Accrual — As of December 31, 2011 and 2012, loans on non-accrual, at fair value, declined from $19.3 million, or 3.1% of our total loan portfolio, to $0.6 million, or 0.1% of our total loan portfolio, principally resulting from the sale of NPS Holding Group and the wind-down of Jet Plastica Investors. For the same comparative periods, loans on non-accrual at cost, declined from $83.2 million, or 11.9% of our total loan portfolio, to $16.8 million, or 3.7% of our total loan portfolio.

Outlook
During 2012, we substantially completed our operational and financial transition to return the Company to its roots as a middle market lender. As part of the transition, we accomplished several important strategic initiatives, which included exiting a majority of our control investments, deploying capital in the form of loans, limiting equity investments to minority investments, reducing leverage risk in terms of our debt to equity ratio and simplifying our operations.
Using unrestricted cash and restricted cash from our SBIC, we ended fiscal year 2012 with $121 million of cash on-hand to make new investments. Less than 10% of our investment portfolio, at fair value, matures in 2013 and approximately half of those maturities will be used to pay down our 2006-1 Trust.
Assuming continued stability in the market, actionable opportunities that meet our underwriting standards, portfolio granularity requirements and no material repayments beyond scheduled maturities, we anticipate that we will substantially deploy our cash on-hand in 2013.
We intend to make our investments through our SBICs, Solutions Capital and, if a license is granted by the United States Small Business Administration, or SBA, Solutions Capital II, L.P., a corner-stone of our funding strategy. As of December 31, 2012, our investment in Solutions Capital includes approximately $48 million of cash, $188 million of investments at fair value, $150 million of debt and $86 million of equity.
In September 2012, we submitted documentation to the SBA in support of a potential SBIC license for Solutions Capital II, L.P. In February 2013, we received a letter from the SBA inviting us to file a formal license application, which we are in the process of preparing for submission. There is no assurance that the SBA will grant the additional license in any specified time period or at all. Currently, a second SBIC license would grant us the ability to borrow up to an additional $75 million from the SBA, or two times the amount of statutory equity capital we invest in Solutions Capital II, L.P. If approved and based on available capital, we intend to fund the entire $37.5 million using unrestricted cash.
We believe that our reorganized infrastructure has resulted in a smaller and simpler, yet leverageable operating profile. Excluding potential leverage from a second SBIC license or other potentially accretive opportunities, we anticipate that our cost to borrow will remain materially unchanged at approximately 4.5%.
Under the $35 million stock repurchase program authorized by our board of directors in January 2012, we continue to repurchase shares of our common stock in open market transactions, including through block purchases, depending on prevailing market conditions and other factors. As of February 28, 2013, we have repurchased and retired 6,460,881 common shares at a weighted average purchase price of $4.40 per share.
Access to Capital and Liquidity
At December 31, 2012, we had $73.6 million of cash and cash equivalents available for general corporate purposes, as well as $47.5 million of cash in restricted accounts related to our SBIC that we could use to fund new investments in the SBIC and $6.8 million of restricted cash held in escrow. In addition, we had $17.0 million of cash in securitization accounts, that may only be used to make interest and principal payments on our securitized borrowings or distributions to the Company in accordance with the indenture agreement.
At December 31, 2012, cash in securitization accounts included $13.1 million in the principal collections account of our 2006-1 Trust. In January 2013, we used $15.0 million of securitized cash, including $1.9 million collected in January 2013, to repay a portion of the outstanding borrowings of our 2006-1 Trust. The reinvestment period for this facility ended on July 20, 2011 and all subsequent principal collections received have been, and will be, used to repay the securitized debt. At December 31, 2012, the outstanding borrowings under the 2006-1 Trust were $98.1 million.
At December 31, 2012, $150.0 million of SBA borrowings were outstanding, the maximum available under our current SBIC license.
PORTFOLIO COMPOSITION AND INVESTMENT ACTIVITY
As of December 31, 2012, the fair value of our investment portfolio was $477.7 million, which represents a $263.4 million, or 35.5%, decrease from the $741.2 million fair value as of December 31, 2011. The following sections describe the composition of our investment portfolio as of December 31, 2012 and key changes in our portfolio during the twelve months ended December 31, 2012.

Portfolio Composition
The following table summarizes the composition of our investment portfolio at fair value:

	December 31, 2012		December 31, 2011
(dollars in thousands)	Investments at Fair Value	Percent of Total Portfolio	Investments at Fair Value	Percent of Total Portfolio
Debt investments
Senior secured debt	$291,760	61.1%	$492,488	66.4%
Subordinated debt
Secured	114,983	24.1	124,289	16.8
Unsecured	26,274	5.4	12,203	1.7
Total debt investments	433,017	90.6	628,980	84.9
Equity investments
Preferred equity	41,558	8.7	89,931	12.1
Common/common equivalents equity	3,149	0.7	22,255	3.0
Total equity investments	44,707	9.4	112,186	15.1
Total investments	$477,724	100.0%	$741,166	100.0%
Our debt investments bear contractual interest rates ranging from 2.5% to 16.5%, a portion of which may be in the form of PIK interest. As of December 31, 2012, approximately 76.3% of the fair value of our loan portfolio had variable interest rates, based on either the London Interbank Offer Rate, or LIBOR, or the prime rate, and 23.7% of the fair value of our loan portfolio had fixed interest rates. As of December 31, 2012, approximately 67.3% of our loan portfolio, at fair value, had LIBOR floors between 1.0% and 3.0% on a LIBOR based index and prime floors between 1.75% and 6.0%. At origination, our loans generally have four- to six-year stated maturities. Borrowers typically pay an origination fee based on a percentage of the total commitment and a fee on undrawn commitments.
The following table summarizes our investment portfolio by industry at fair value:

	December 31, 2012		December 31, 2011
(dollars in thousands)	Investments at Fair Value	Percent of Total Portfolio	Investments at Fair Value	Percent of Total Portfolio
Healthcare	$106,119	22.2%	$84,660	11.4%
Business services	64,947	13.6	78,468	10.6
Education	59,783	12.5	69,124	9.3
Electronics	33,361	7.0	31,966	4.3
Publishing	30,646	6.4	31,319	4.2
Manufacturing	28,728	6.0	77,849	10.5
Logistics	27,237	5.7	33,684	4.5
Insurance	26,529	5.6	24,987	3.4
Broadcasting	25,372	5.3	28,185	3.8
Agriculture	21,781	4.6	9,464	1.3
Information services	12,646	2.7	21,672	2.9
Restaurants	9,301	1.9	18,578	2.5
Home furnishings	7,806	1.6	12,355	1.7
Auto parts	6,434	1.3	19,778	2.7
Cable	5,061	1.1	43,122	5.8
Communications	1,087	0.2	34,507	4.7
Technology	988	0.2	24,690	3.3
Plastic products	—	—	21,784	2.9
Food services	—	—	28,842	3.9
Repair services	—	—	19,839	2.7
Cosmetics	—	—	8,521	1.2
Other(a)	9,898	2.1	17,772	2.4
Total	$477,724	100.0%	$741,166	100.0%
______________________ (a) No individual industry within this category exceeds 1%.
As of December 31, 2012, our ten largest portfolio companies represented approximately 50.8% of the total fair value of our investments. These ten companies accounted for 36.3% of our total revenue during the twelve months ended

December 31, 2012. We originated approximately $51 million or 20% of the fair value of our top ten largest portfolio investments in the fourth quarter.
During the twelve months ended December 31, 2012, we had concentrations in certain industries, including the healthcare, business services and education industries. The following table summarizes our fair value and revenue concentrations in each of those industries:

	Investments at fair value				Revenue for the year ended
	December 31, 2012		December 31, 2011		December 31, 2012		December 31, 2011
(dollars in thousands)	Amount	% of Total Portfolio	Amount	% of Total Portfolio	Amount	% of Total Revenue	Amount	% of Total Revenue
Industry
Healthcare	$106,119	22.2%	$84,660	11.4%	$9,160	15.0%	$10,926	12.7%
Business services	64,947	13.6	78,468	10.6	7,247	11.9	9,967	11.6
Education	59,783	12.5	69,124	9.3	5,286	8.7	4,742	5.5
Total	$230,849	48.3%	$232,252	31.3%	$21,693	35.6%	$25,635	29.8%
Changes in Investment Portfolio
During the twelve months ended December 31, 2012, we made $162.0 million of originations and advances compared to $284.9 million of originations and advances during the twelve months ended December 31, 2011. The following table summarizes our total portfolio investment activity during the twelve months ended December 31, 2012 and 2011:

	Year ended
(in thousands)	December 31
	2012	2011
Beginning investment portfolio	$741,166	$1,009,705
Originations and advances	161,957	284,864
Gross payments, reductions and sales of securities	(412,195)	(410,240)
Net realized loss(a)	(98,181)	(89,798)
Unrealized depreciation	(15,261)	(122,512)
Reversals of unrealized depreciation	100,250	82,428
Origination fees and amortization of unearned income	(12)	(13,281)
Ending investment portfolio	$477,724	$741,166

(a)	Net realized loss for the years ended December 31, 2012 and 2011 excludes $0.4 million and $0.7 million, respectively, of net realized loss related to other assets.

Originations and Advances
The following table shows our originations and advances during the twelve months ended December 31, 2012 and 2011 by security type:

	Year ended December 31,
	2012		2011
(dollars in thousands)	Amount	% of Total	Amount	% of Total
Debt investments
Senior secured debt	$78,792	48.6%	$236,078	82.9%
Subordinated debt
Secured	47,240	29.2	32,351	11.3
Unsecured	26,870	16.6	1,953	0.7
Total debt investments	152,902	94.4	270,382	94.9
Equity investments
Preferred equity	8,994	5.6	13,968	4.9
Common/common equivalents equity	61	—	514	0.2
Total equity investments	9,055	5.6	14,482	5.1
Total originations and advances	$161,957	100.0%	$284,864	100.0%
The following table shows our significant originations and advances:

(in thousands)	Year ended
	December 31, 2012
Company	Originations	Draws/ Advances	PIK Advances/ Dividends	Total
Debt
Oceans Acquisition, Inc.	$23,710	$—	$—	$23,710
South Bay Mental Health Center, Inc.	8,079	10,100	154	18,333
Midwest Technical Institute, Inc.	17,500	—	—	17,500
Chase Industries, Inc.	16,800	—	—	16,800
IDOC, LLC	15,000	—	—	15,000
Color Star Growers of Colorado, Inc.	13,500	—	53	13,553
Hammond's Candies Since 1920 II, LLC	12,500	—	8	12,508
Accurate Group Holdings, LLC	10,000	—	—	10,000
C7 Data Centers, Inc.	10,000	—	—	10,000
SC Academy Holdings, Inc.	—	4,500	—	4,500
Advanced Sleep Concepts, Inc.	—	3,500	115	3,615
Education Management, Inc.	—	1,000	1,029	2,029
Other (< $1 million)	—	1,460	3,894	5,354
Total debt	127,089	20,560	5,253	152,902
Equity
C7 Data Centers, Inc.	$2,000	$—	$53	$2,053
Accurate Group Holdings, LLC	2,000	—	—	2,000
RadioPharmacy Investors, LLC	—	—	1,919	1,919
Golden Knight II CLO, Ltd.	—	—	1,171	1,171
IDOC, LLC	999	—	33	1,032
Other (< $1 million)	368	—	512	880
Total Equity	5,367	—	3,688	9,055
Total originations and advances	$132,456	$20,560	$8,941	$161,957

Repayments, Sales and Other Reductions of Investment Portfolio
The following table shows our gross payments, reductions and sales of securities during the twelve months ended December 31, 2012 and 2011 by security type:

	Year ended December 31,
	2012		2011
(dollars in thousands)	Amount	% of Total	Amount	% of Total
Debt investments

Senior secured debt	$283,463	68.7%	$256,928	62.6%
Subordinated debt
Secured	51,507	12.5	86,642	21.1
Unsecured	12,189	3.0	2,399	0.6
Total debt investments	347,159	84.2	345,969	84.3
Equity investments
Preferred equity	44,439	10.8	61,846	15.1
Common/common equivalents equity	20,597	5.0	2,425	0.6
Total equity investments	65,036	15.8	64,271	15.7
Total gross payments, reductions and sales of securities	$412,195	100.0%	$410,240	100.0%
During the twelve months ended December 31, 2012 and 2011, our gross payments, reductions and sales of securities by transaction type included:

	Year ended December 31,
(in thousands)	2012	2011
Principal repayments, reductions and loan sales	$307,044	$269,092
Sale of equity investments	56,562	50,771
Scheduled principal amortization	31,119	55,277
Collection of accrued paid-in-kind interest and dividends	17,470	35,100
Total gross payments, reductions and sales of securities	$412,195	$410,240

As shown in the following table, during the twelve months ended December 31, 2012, we monetized all, or part of, 26 portfolio investments with proceeds totaling $375.1 million:

	Year ended
	December 31, 2012
(in thousands)	Principal Repayments and Proceeds from Loan Sales	Sale or Settlement of Equity Investments	PIK Interest and Dividend Prepayments	Total
Monetizations
GSDM Holdings, Corp.	$25,552	$6,105	$2,745	$34,402
Stratford School Holdings, Inc.	17,500	16,370	171	34,041
Orbitel Holdings, LLC	17,775	12,829	2,929	33,533
Coastal Sunbelt Holding, Inc.	27,411	—	1,288	28,699
Jenzabar, Inc.	—	20,542	3,158	23,700
Chase Doors Holdings, Inc.	22,037	—	—	22,037
Industrial Safety Technologies, Inc.	22,000	—	—	22,000
Metropolitan Telecommunications Holding Company	21,770	—	—	21,770
Qualawash Holdings, LLC	20,000	—	—	20,000
Xpressdocs Holdings, Inc.	17,855	—	707	18,562
Haws Corporation	16,500	—	—	16,500
The Matrixx Group, Incorporated	12,500	—	—	12,500
Service Champ, Inc.	11,693	—	488	12,181
NPS Holding Group, LLC	11,703	—	—	11,703
Bentley Systems, Incorporated	9,900	—	—	9,900
Focus Brands, Inc.	9,235	—	—	9,235
Data Based Systems International, Inc.	9,000	—	213	9,213
Showplex Cinemas, Inc.	8,077	—	—	8,077
Sally Holdings LLC	7,307	—	—	7,307
Goodman Global, Inc.	5,599	—	—	5,599
Other < 5 Million	13,630	524	—	14,154
Total monetizations	307,044	56,370	11,699	375,113
Other scheduled payments	31,119	192	5,771	37,082
Total gross payments, sales and other reductions of investment portfolio	$338,163	$56,562	$17,470	$412,195
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

The following table shows the distribution of our investments on our 1 to 5 investment rating scale at fair value as of December 31, 2012 and December 31, 2011:

(dollars in thousands)	December 31, 2012		December 31, 2011
Investment Rating	Investments at Fair Value	% of Total Portfolio	Investments at Fair Value	% of Total Portfolio
1(a)	$146,589	30.7%	$283,755	38.3%
2	209,016	43.7	290,583	39.2
3	96,932	20.3	142,639	19.2
4	22,789	4.8	11,683	1.6
5	2,398	0.5	12,506	1.7
Total	$477,724	100.0%	$741,166	100.0%
_________________________

(a)	As of December 31, 2012 and December 31, 2011, Investment Rating “1” included $81.9 million and $109.1 million, respectively, of loans to companies in which we also hold equity securities.
When one of our loans becomes more than 90 days past due, or if we otherwise do not expect the customer to be able to service its debt and other obligations, we will, as a general matter, place all or a portion of the loan on non-accrual status and will cease recognizing interest income on that loan until all principal and interest have been brought current through payment or a restructuring such that the interest income is deemed to be collectible. However, we may make exceptions to this policy if the loan has sufficient collateral value and is in the process of collection. If the fair value of a loan is below cost, we may cease recognizing PIK interest and/or the accretion of a discount on the debt investment until such time that the fair value equals or exceeds cost.
The following table summarizes the cost and fair value of loans more than 90 days past due and loans on non-accrual status:

	COST BASIS				FAIR VALUE BASIS
	December 31, 2012		December 31, 2011		December 31, 2012		December 31, 2011
(dollars in thousands)	Investments at Cost	% of Loan Portfolio	Investments at Cost	% of Loan Portfolio	Investments at Fair Value	% of Loan Portfolio	Investments at Fair Value	% of Loan Portfolio
Loans greater than 90 days past due
On non-accrual status	$3,897	0.86%	$13,963	2.00%	$—	—%	$9,615	1.53%
Not on non-accrual status	—	—	—	—	—	—	—	—
Total loans greater than 90 days past due	$3,897	0.86%	$13,963	2.00%	$—	—%	$9,615	1.53%
Loans on non-accrual status
0 to 90 days past due	$12,880	2.85%	$69,241	9.92%	$607	0.14%	$9,704	1.54%
Greater than 90 days past due	3,897	0.86	13,963	2.00	—	—	9,615	1.53
Total loans on non-accrual status	$16,777	3.71%	$83,204	11.92%	$607	0.14%	$19,319	3.07%

The following table summarizes the changes in the cost and fair value of the loans on non-accrual status from December 31, 2011 through December 31, 2012:

	Year ended
	December 31, 2012
(In thousands)	Cost	Fair Value
Non-accrual loan balance as of December 31, 2011	$83,204	$19,319
Additional loans on non-accrual status-home furnishings	5,385	3,112
Payments received on loans on non-accrual status	(22,604)	(22,604)
Change in unrealized gain (loss) on non-accrual loans	—	1,069
Reversal of previously recognized unrealized loss on non-accrual loans(a)	—	48,919
Realized loss on non-accrual loans(a)	(49,208)	(49,208)
Total change in non-accrual loans	(66,427)	(18,712)
Non-accrual loan balance as of December 31, 2012	$16,777	$607
_________________________

(a)	Represents the reversal of previously recognized unrealized loss and recognition of realized loss on non-accrual loans attributed to Jet Plastica Investors, LLC and NPS Holding Group, LLC.
COMPARISON OF THE YEARS ENDED DECEMBER 31, 2012 AND 2011
The following table summarizes the components of our net income (loss) for the twelve months ended December 31, 2012 and 2011:

	Years ended
	December 31,		Variance
(dollars in thousands)	2012	2011	$	Percentage
Revenue
Interest and dividend income
Interest income	$50,775	$71,133	$(20,358)	(28.6)%
Dividend income	3,688	7,344	(3,656)	(49.8)
Loan fees	3,236	3,731	(495)	(13.3)
Total interest and dividend income	57,699	82,208	(24,509)	(29.8)
Advisory fees and other income	3,294	3,488	(194)	(5.6)
Total revenue	60,993	85,696	(24,703)	(28.8)
Operating expenses
Interest expense	15,103	15,634	(531)	(3.4)
Employee compensation
Salaries and benefits	10,956	11,998	(1,042)	(8.7)
Amortization of employee restricted stock	2,076	2,081	(5)	(0.2)
Total employee compensation	13,032	14,079	(1,047)	(7.4)
General and administrative expense	13,983	14,036	(53)	(0.4)
Restructuring expense	69	4,289	(4,220)	(98.4)
Total operating expense	42,187	48,038	(5,851)	(12.2)
Net operating income before net investment gain (loss), loss on extinguishment of debt and income tax provision	18,806	37,658	(18,852)	(50.1)
Net investment loss before income tax provision	(13,299)	(129,873)	116,574	(89.8)
(Loss) gain on extinguishment of debt before income tax provision	(174)	(863)	689	(79.8)
Income tax provision	335	37	298	NM
Net income (loss)	$4,998	$(93,115)	$98,113	NM
NM=Not Meaningful

TOTAL REVENUE
Total revenue includes interest and dividend income, loan fees, advisory fees and other income. The following sections describe the reasons for the variances in each major component of our revenue during the twelve months ended December 31, 2012 from the twelve months ended December 31, 2011.
INTEREST INCOME
The level of interest income that we earn depends upon the level of interest-bearing investments outstanding during the period, as well as the weighted-average yield on these investments. During the twelve months ended December 31, 2012, the total yield on our average debt portfolio at fair value was 11.3% compared to 10.7% during the twelve months ended December 31, 2011. The weighted-average yield varies each period because of changes in the composition of our portfolio of debt investments, changes in stated interest rates, accelerations of unearned fees on paid-off/restructured loans and the balance of loans on non-accrual status for which we are not accruing interest.
The following table shows the various components of the total yield on our average debt portfolio at fair value for the twelve months ended December 31, 2012 and 2011:

	Year ended
	December 31
	2012	2011
Average 90-day LIBOR	0.4%	0.3%
Spread to average LIBOR on average loan portfolio	10.9	10.7
Impact of fee accelerations of unearned fees on paid/restructured loans	0.4	0.3
Impact of non-accrual loans	(0.4)	(0.6)
Total yield on average loan portfolio	11.3%	10.7%
During the twelve months ended December 31, 2012, interest income was $50.8 million, compared to $71.1 million during the twelve months ended December 31, 2011, which represented a $20.4 million, or 28.6%, decrease. This decrease reflected (i) a $23.4 million decrease resulting from a 31.6% decrease in our average loan balance, (ii) a $1.3 million decrease resulting from loans that were on non-accrual status during the twelve months ended December 31, 2012 but that had been accruing interest during the twelve months ended December 31, 2011 and (iii) a $0.4 million decrease due to interest rate floors. These decreases were partially offset by a $4.1 million increase in interest income resulting from a 0.4% increase in our net spread to LIBOR and a $0.7 million increase in interest income related to the increase in LIBOR.
PIK Income
Interest income includes certain amounts that we have not received in cash, such as PIK interest. PIK interest represents contractually deferred interest that is added to the principal balance of the loan and compounded if not paid on a current basis. Borrowers may in some instances be required to prepay PIK because of certain contractual provisions or they may choose to prepay; however, more typically, PIK is paid at the end of the loan term. The following table shows the PIK-related activity for the twelve months ended December 31, 2012 and 2011, at cost:

	Year ended
	December 31
(in thousands)	2012	2011
Beginning PIK loan balance	$15,653	$30,923
PIK interest earned during the period	5,253	7,794
Interest receivable converted to PIK	—	590
Payments received from PIK loans	(8,996)	(21,600)
PIK converted from (to) other securities	3,143	(877)
Realized loss	(6,010)	(1,177)
Ending PIK loan balance	$9,043	$15,653
As of December 31, 2012 and 2011, we were not accruing interest on $0.4 million and $8.9 million, respectively, of the ending PIK loan balance, at cost. During the twelve months ended December 31, 2012, the payments received on PIK loans, included $2.9 million from Jet Plastica Investors, LLC, $1.8 million from GSDM Holdings Corp. and

$1.3 million from Coastal Sunbelt Holding, Inc. The payments received from PIK loans during the twelve months ended December 31, 2011, included $8.2 million and $4.7 million of PIK collected in conjunction with the respective sales of our investments in Restaurant Technologies, Inc. and Avenue Broadband LLC, as well as $1.7 million collected in conjunction with the partial repayment of our investment in Sagamore Hill Broadcasting, LLC.
DIVIDEND INCOME
We accrete dividends on equity investments with stated dividend rates as they are earned, to the extent that we believe the dividends will be paid ultimately and the associated portfolio company has sufficient value to support the accretion. We recognize dividends on our other equity investments when we receive the dividend payment. Our dividend income varies from period to period because of changes in the size and composition of our equity investments, the yield from the investments in our equity portfolio and the ability of the portfolio companies to declare and pay dividends. During the twelve months ended December 31, 2012 and 2011, we recognized dividend income of $3.7 million and $7.3 million, respectively. In addition, during the twelve months ended December 31, 2012 and 2011, we received payments on accrued dividends of $8.5 million and $13.5 million, respectively. Broadview restructured during 2012, which resulted in our controlling interest in the company, held through our ownership in the company's preferred stock, converting to a minority common stock investment.  As a result, our $159.6 million cost basis in our preferred stock investment, including $65.9 million of accrued dividends, converted into the cost basis of the newly issued common stock.  As of December 31, 2012, the balance of accrued dividends was $9.4 million.
ADVISORY FEES AND OTHER INCOME
Advisory fees and other income primarily include fees related to prepayment, advisory and management services, equity structuring, syndication, bank interest and other income. Generally, advisory fees and other income relate to specific transactions or services and, therefore, may vary from period to period depending on the level and types of services provided. During the twelve months ended December 31, 2012, we earned $3.3 million of advisory fees and other income, which represented a $0.2 million, or 5.6%, decrease from the twelve months ended December 31, 2011. This decrease included a decrease of $2.3 million in advisory fees due to our lower investment activity in 2012 compared to 2011, offset by an increase in prepayment premiums of $2.1 million related to eight investment repayments in 2012.
TOTAL OPERATING EXPENSES
Total operating expenses include interest, employee compensation and general and administrative expenses. The reasons for these variances are discussed in more detail below.
INTEREST EXPENSE
During the twelve months ended December 31, 2012, we incurred $15.1 million of interest expense, which represented a $0.5 million, or 3.4%, decrease from the same period in 2011. During these respective periods, our average cost to borrow increased from 3.1% to 4.6%, principally due to the repayment of securitized debt of our 2006-1 Trust (which carries interest rates ranging from L+0.33% to L+2.25%), additional borrowings under the SBIC debenture program (which carries a weighted average fixed rate of 4.33%) and an increase in the amortization of deferred financing costs (from $3.0 million to $5.6 million).
During the twelve months ended December 31, 2012, our averaging borrowings declined to approximately $324 million from an average of approximately $501 million for the same period in 2011, which accounted for a $5.2 million reduction in our interest expense. This decrease in interest expense was offset by an increase of $2.6 million related to increased amortization of debt issuance costs, $1.6 million attributable to the spread to LIBOR increasing from approximately 2.1% to 2.5% and $0.5 million due to an increase in the average LIBOR rate from 0.3% to 0.4%.
We recognized $5.6 million in deferred financing costs during the twelve months ended December 31, 2012, up $2.6 million from the same period in 2011. The increase in 2012 is attributable to $2.3 million in accelerated deferred financing fees related to the termination of our SunTrust Warehouse financing facility and $0.3 million of accelerated deferred financing fees related to prepayments of collateral in our 2006-1 Trust.

EMPLOYEE COMPENSATION
Employee compensation expense includes base salaries and benefits, variable annual incentive compensation and amortization of employee stock awards. During the twelve months ended December 31, 2012, our employee compensation expense was $13.0 million, which represented a $1.0 million, or 7.4%, decrease from the same period in 2011. Our salaries and benefits decreased by $1.0 million, or 8.7%, due to a $3.8 million decrease in salaries and benefits primarily resulting from reductions in our workforce that occurred as part of our corporate restructuring and operational realignment that began in August 2011 and is now substantially complete. As of December 31, 2012, we had 21 employees compared to 63 employees as of June 30, 2011. The decrease in salaries and benefits was offset by an increase in incentive compensation of $2.8 million primarily resulting from incentive and inducement bonuses for 2012.
During each of the twelve months ended December 31, 2012 and 2011, we recognized $2.1 million of compensation expense related to employee restricted stock awards. The amortization of restricted stock awards during the twelve months ended December 31, 2012 included accelerated amortization of $0.3 million of awards to employees whose employment was terminated in during 2012.
GENERAL AND ADMINISTRATIVE
During the twelve months ended December 31, 2012, general and administrative expense was $14.0 million, which represented a $0.1 million, or 0.4%, decrease compared to the same period in 2011. General and administrative expense for 2012 included $4.8 million in transition costs, including $3.3 million in severance related expenses and $1.5 million in costs to move our corporate headquarters and overhaul our information technology systems.
NET INVESTMENT GAIN (LOSS) BEFORE INCOME TAX PROVISION
During the twelve months ended December 31, 2012, we incurred $13.3 million of net investment losses before income tax provision, compared to $129.9 million during the same period in 2011. These amounts represent the total of net realized gains and losses, net unrealized (depreciation) appreciation, and reversals of unrealized (appreciation) depreciation. We reverse unrealized (appreciation) depreciation at the time that we realize the gain or loss. The following table summarizes our realized and unrealized (loss) and gain on investments and changes in our unrealized appreciation and depreciation on investments for the twelve months ended December 31, 2012:

		Year ended December 31, 2012
(in thousands)	Industry	Type	Realized Gain/(Loss)	Unrealized (Depreciation)/ Appreciation	Reversal of Unrealized Depreciation/ (Appreciation)	Net (Loss)/ Gain
Portfolio Company
Broadview Networks Holdings, Inc.	Communications	Control	$—	$(9,789)	$—	$(9,789)
Advanced Sleep Concepts, Inc.	Home Furnishings	Affiliate	—	(6,046)	—	(6,046)
Orbitel Holdings, LLC	Cable	Control	(2,171)	(1,966)	805	(3,332)
RadioPharmacy Investors, LLC	Healthcare	Control	—	(1,734)	—	(1,734)
Education Management, Inc.	Education	Non-Affiliate	—	(1,387)	—	(1,387)
GSDM Holdings, LLC	Healthcare	Non-Affiliate	1,463	(849)	(1,976)	(1,362)
Stratford School Holdings, Inc.	Education	Affiliate	16,370	(99)	(13,056)	3,215
NPS Holding Group, LLC	Business Services	Control	(12,930)	2,414	12,715	2,199
Jet Plastica Investors, LLC	Plastic Products	Control	(90,802)	1,385	91,288	1,871
Intran Media, LLC	Other Media	Control	(12,785)	—	12,945	160
PremierGarage Holdings, LLC	Home Furnishings	Control	(5,371)	—	5,371	—
Philadelphia Media Network, Inc.	Newspaper	Non-Affiliate	(5,027)	(1)	5,064	36
Cruz Bay Publishing, Inc.	Publishing	Non-Affiliate	(3,000)	(1,366)	4,821	455
Jenzabar, Inc.	Technology	Non-Affiliate	16,370	—	(16,436)	(66)
Other (< $1 million net gain (loss))			(698)	4,182	(1,003)	2,481
Total			$(98,581)	$(15,256)	$100,538	$(13,299)

•
In August 2012, Broadview filed a voluntary pre-packaged chapter 11 plan of reorganization which was approved by the U.S. Bankruptcy Court and became effective in November 2012. Under the plan, Broadview's existing noteholders exchanged their notes for new Broadview common stock representing 97.5% of the common stock of the reorganized company and $150 million in principal amount of new 10 1/2 % senior secured notes due in July 2017, and existing stockholders, including MCG, each received a pro rata share of the remaining 2.5% of the common stock of the reorganized company and two tranches of eight-year warrants with exercise prices set at equity values that imply full recovery for existing noteholders. As of December 31, 2012, our fair value estimate of our investment in Broadview reflects our reduced ownership resulting from this restructuring and the performance of the company.

•
In April 2012, Jet Plastica Investors, LLC liquidated substantially all of its assets.  Including the proceeds from the liquidation, we received $11.0 million in payments on our senior debt resulting in a $90.8 million realized loss and a $91.3 million reversal of unrealized depreciation in the second quarter of 2012.

•
In the second quarter of 2012, we received $34.0 million for the repayment of our debt and the sale of our equity investment in Stratford School Holdings, Inc., which resulted in a $16.4 million realized gain and a reversal of previously unrealized appreciation of $13.1 million.

•
We received $35.2 million for the repayment of our debt and the sale of our equity investment in Orbitel Holdings, LLC, which resulted in a $2.2 million realized loss and a reversal of previously unrealized depreciation of $0.8 million.

•
We received $34.7 million for the repayment of our debt and the sale of our equity investment in GSDM Holdings, LLC, which resulted in a $1.5 million realized gain and a reversal of previously unrealized appreciation of $2.0 million.

•
We received $12.1 million in proceeds from the sale of all the assets of NPS Holding Group, LLC for the repayment of our debt and the sale of our equity investments, which resulted in a $12.9 million realized loss and a reversal of previously unrealized depreciation of $12.7 million.

•
We received $0.4 million in proceeds from the sale of all the assets of Intran Media, LLC which resulted in a realized a loss on our equity investments of $12.7 million and a reversal of previously unrealized depreciation of $12.9 million.

•
We restructured our subordinated debt investment in Cruz Bay Publishing, Inc. and canceled a portion of our outstanding subordinated loan balance, resulting in a $3.0 million realized loss and a reversal of previously unrealized depreciation of $4.8 million.

•
We received $44,000 in the sale of our equity investment in Philadelphia Media Network, Inc. and wrote off our equity investment in PremierGarage Holdings, LLC resulting in realized losses and reversals of previously unrealized depreciation on those investments.

•
In February 2012, we accepted $23.7 million for our senior preferred stock and warrant position in Jenzabar, Inc., which resulted in a $16.4 million reversal of previously unrealized appreciation and the realization of a $16.4 million gain.

•	We recorded $6.0 million of unrealized depreciation on our investment in Advanced Sleep Concepts, Inc. to reflect a decrease in the performance of that company.
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

•
During 2011, we recorded a $92.1 million decrease in the fair value of our investment in Broadview primarily to reflect, among other factors, continuing challenges in the bond market, a downgrade of Broadview's corporate credit rating, delays by Broadview in refinancing its debt, as well as the near-term maturities of Broadview's debt facilities.

•
We recorded $28.8 million of unrealized depreciation on our investment in Jet Plastica Investors, LLC, to reflect a decrease in that company’s operating performance. In addition, we recorded unrealized depreciation on our investment in Jet Plastica to reflect an incremental investment that we made in this portfolio company during 2011, that we subsequently wrote down to zero.

•	In February 2012, we accepted $23.7 million for our senior preferred stock and warrant position in Jenzabar, which resulted in an $11.0 million unrealized depreciation during 2011 of our investment.

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

LOSS ON EXTINGUISHMENT OF DEBT
We incurred a $0.2 million premium when we repurchased the remaining $8.7 million of our private placement notes during 2012. During 2011, we incurred a $0.9 million premium when we repurchased $17.4 million of our private placement notes.
INCOME TAX PROVISION
During the twelve months ended December 31, 2012, we incurred a $0.3 million income tax provision compared to a $37,000 income tax provision during the twelve months ended December 31, 2011. The income tax provision for both periods was primarily attributable to flow-through taxable income on certain investments held by our subsidiaries.

SELECTED QUARTERLY DATA
The following tables summarize key unaudited financial information for the eight quarters ended December 31, 2012. Results for any quarter are not necessarily indicative of results for the full year or for any future quarter.

	2012 Quarters				2011 Quarters
(in thousands, except per share amounts)	Fourth	Third	Second	First	Fourth	Third	Second	First
INCOME STATEMENT DATA
Revenue	$13,421	$12,069	$17,944	$17,559	$19,475	$20,710	$21,208	$24,303
Net operating income before net investment gain (loss), loss on extinguishment of debt and income tax provision	5,113	4,056	5,595	4,042	7,464	5,953	11,238	13,003
Net investment gain (loss) before income tax provision	1,305	228	(12,339)	(2,493)	(56,429)	(31,052)	(21,448)	(20,944)
Net income (loss)	6,412	4,266	(7,037)	1,357	(48,973)	(25,109)	(10,218)	(8,815)
PER COMMON SHARE DATA
Net operating income before net investment gain (loss), loss on extinguishment of debt and income tax provision per common share—basic and diluted	$0.07	$0.06	$0.07	$0.05	$0.09	$0.08	$0.15	$0.17
Income (Loss) earnings per weighted-average common share—basic and diluted	$0.09	$0.06	$(0.09)	$0.02	$(0.64)	$(0.33)	$(0.13)	$(0.12)
Cash dividends declared per common share	$0.125	$0.14	$0.14	$0.17	$0.17	$0.17	$0.17	$0.15
SELECTED PERIOD-END BALANCES
Investment portfolio balances
Fair value	$477,724	$444,793	$453,471	$666,140	$741,166	$824,173	$849,101	$954,349
Cost	668,787	662,035	676,352	961,058	1,017,218	1,060,243	1,092,092	1,183,616
Total assets	630,776	638,427	752,314	844,224	890,538	1,009,009	1,066,056	1,105,150
Borrowings	248,053	249,053	339,778	402,783	430,219	490,019	511,210	527,343
Total stockholders’ equity	371,728	378,740	389,926	418,485	434,952	496,481	534,033	557,093
Net asset value per common share outstanding(a)	$5.18	$5.20	$5.26	$5.45	$5.65	$6.44	$6.93	$7.23
OTHER PERIOD-END DATA
Average size of investment
Fair value	$10,857	$9,884	$9,648	$11,895	$12,353	$13,293	$13,267	$14,244
Cost	15,200	14,712	14,390	17,162	16,954	17,101	17,064	17,666
Number of portfolio companies	44	45	47	56	60	62	64	67
Number of employees	21	24	27	33	37	39	63	63
WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING—BASIC AND DILUTED	72,594	73,431	75,142	77,050	76,514	76,404	76,343	75,765
NUMBER OF COMMON SHARES OUTSTANDING AT PERIOD-END	71,721	72,788	74,062	76,762	76,997	77,035	77,046	77,065

(a) Based on common shares outstanding at period-end.

The following tables summarize key unaudited information about our investment portfolio for the eight quarters ended December 31, 2012. Results for any quarter are not necessarily indicative of results for the full year or for any future quarter.

	2012 Quarters				2011 Quarters
(in thousands, except per share amounts)	Fourth	Third	Second	First	Fourth	Third	Second	First
PORTFOLIO COMPANY DATA (FAIR VALUE)
Portfolio by type
Debt investments
Senior secured debt	$291,760	$324,228	$328,094	$458,928	$492,488	$535,247	$535,320	$547,280
Subordinated debt
Secured	114,983	79,191	88,503	112,070	124,289	124,203	132,830	177,628
Unsecured	26,274	—	—	12,353	12,203	14,411	14,353	12,588
Total debt investments	433,017	403,419	416,597	583,351	628,980	673,861	682,503	737,496
Equity investments
Preferred equity	41,558	39,524	34,991	77,901	89,931	116,310	133,350	183,735
Common equity/equivalents	3,149	1,850	1,883	4,888	22,255	34,002	33,248	33,118
Total equity investments	44,707	41,374	36,874	82,789	112,186	150,312	166,598	216,853
Total portfolio	$477,724	$444,793	$453,471	$666,140	$741,166	$824,173	$849,101	$954,349
Percentage of total portfolio
Debt investments
Senior secured debt	61.1%	72.9%	72.4%	68.9%	66.4%	64.9%	63.0%	57.4%
Subordinated debt
Secured	24.1	17.8	19.5	16.8	16.8	15.1	15.7	18.6
Unsecured	5.4	—	—	1.9	1.7	1.8	1.7	1.3
Total debt investments	90.6	90.7	91.9	87.6	84.9	81.8	80.4	77.3
Equity investments
Preferred equity	8.7	8.9	7.7	11.7	12.1	14.1	15.7	19.2
Common equity/equivalents	0.7	0.4	0.4	0.7	3.0	4.1	3.9	3.5
Total equity investments	9.4	9.3	8.1	12.4	15.1	18.2	19.6	22.7
Total portfolio	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
YIELD ON AVERAGE LOAN PORTFOLIO AT FAIR VALUE
Average 90-Day LIBOR	0.3%	0.4%	0.5%	0.5%	0.5%	0.3%	0.3%	0.3%
Spread to average LIBOR on average loan portfolio	11.3	10.9	10.7	10.6	10.1	10.8	10.7	11.0
Impact of fee accelerations of unearned fees on paid/restructured loans	0.5	0.3	0.6	0.2	0.1	0.6	0.2	0.2
Impact of non-accrual loans	(0.3)	(0.5)	(0.3)	(0.4)	(0.7)	(0.8)	(0.8)	(0.3)
Total yield on average loan portfolio	11.8%	11.1%	11.5%	10.9%	10.0%	10.9%	10.4%	11.2%
COMPOSITION OF LOAN PORTFOLIO BY INTEREST TYPE (FAIR VALUE)
Percentage of loans with fixed interest rates	23.7%	10.6%	13.1%	12.7%	11.8%	11.4%	12.5%	20.6%
Percentage of loans with floating interest rates	76.3%	89.4%	86.9%	87.3%	88.2%	88.6%	87.5%	79.4%
PERCENTAGE OF TOTAL DEBT INVESTMENTS (FAIR VALUE)
Loans on non-accrual status	0.1%	4.0%	3.0%	4.0%	3.1%	4.4%	5.3%	4.4%
Loans greater than 90 days past due	—%	3.1%	2.8%	1.8%	1.5%	1.6%	1.0%	0.9%
PERCENTAGE OF TOTAL DEBT INVESTMENTS (COST)
Loans on non-accrual status	3.7%	7.2%	5.8%	12.8%	11.9%	11.9%	13.2%	13.9%
Loans greater than 90 days past due	0.9%	4.2%	3.2%	2.2%	2.0%	3.2%	2.8%	2.0%

COMPARISON OF THE YEARS ENDED DECEMBER 31, 2011 AND 2010
The following table summarizes the components of our net loss for the years ended December 31, 2011 and 2010.

(dollars in thousands)	Years ended December 31,		Variance
	2011	2010	$	Percentage
Revenue
Interest and dividend income
Interest income	$71,133	$76,625	$(5,492)	(7.2)%
Dividend income	7,344	7,368	(24)	(0.3)
Loan fees	3,731	2,536	1,195	47.1
Total interest and dividend income	82,208	86,529	(4,321)	(5.0)
Advisory fees and other income	3,488	3,040	448	14.7
Total revenue	85,696	89,569	(3,873)	(4.3)
Operating expenses
Interest expense	15,634	16,891	(1,257)	(7.4)
Employee compensation
Salaries and benefits	11,998	16,275	(4,277)	(26.3)
Amortization of employee restricted stock	2,081	4,342	(2,261)	(52.1)
Total employee compensation	14,079	20,617	(6,538)	(31.7)
General and administrative expense	14,036	11,495	2,541	22.1
Restructuring expense	4,289	1	4,288	NM
Total operating expenses	48,038	49,004	(966)	(2.0)
Net operating income before net investment loss, (loss) gain on extinguishment of debt and income tax provision	37,658	40,565	(2,907)	(7.2)
Net investment loss before income tax provision	(129,873)	(54,819)	(75,054)	NM
(Loss) gain on extinguishment of debt before income tax provision	(863)	2,983	(3,846)	NM
Income tax provision	37	1,801	(1,764)	(97.9)
Net loss	$(93,115)	$(13,072)	$(80,043)	NM
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
During 2011 interest income was $71.1 million, compared to $76.6 million during 2010, which represented a $5.5 million, or 7.2%, decrease. This decrease reflected a $7.1 million decrease in interest income resulting from a 133 basis-point decrease in our spread to LIBOR and a $1.3 million decrease resulting from the net impact of loans that were on non-accrual status during 2011 but that had been accruing interest during 2010. These decreases were partially offset by a $2.0 million increase resulting from a 3.3% rise in our average loan balance and a $0.9 million increase in interest income resulting from the impact of interest rate floors.
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
As of December 31, 2011 and 2010, we were not accruing interest on $8.9 million and $7.4 million, respectively, of the ending PIK loan balance, at cost.
DIVIDEND INCOME
During the twelve months ended December 31, 2011 and 2010, we recognized dividend income of $7.3 million and $7.4 million, respectively. In addition, during the twelve months ended December 31, 2011 and 2010, we received payments on accrued dividends of $13.5 million and $4.0 million, respectively. Dividend collections during 2011 included $11.0 million collected through the sales of our equity investments in Avenue Broadband, LLC and Superior Industries, Inc.
LOAN FEES
During 2011, our loan fees increased $1.2 million, or 47.1%, compared to 2010. This increase was primarily attributable to the acceleration of previously unamortized loan origination fees into loan income as a result of higher loan repayments during 2011.
ADVISORY FEES AND OTHER INCOME
During 2011, we earned $3.5 million of advisory fees and other income, which represented a $0.4 million, or 14.7%, increase from 2010. This increase primarily represents increases in advisory fees and prepayment premiums.

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
During 2011, we recognized $2.1 million of compensation expense related to restricted stock awards, compared to $4.3 million for 2010, which represented a $2.3 million, or 52.1%, decrease. Included in the 2011 amortization of employee restricted stock was $0.4 million of amortization expenses associated with our former CEO's resignation. The lapsing of forfeiture provisions for previously awarded restricted stock accounted for the reduction in amortization of employee restricted stock. Issuance of restricted stock under the 2009 Long-Term Incentive Plan, or LTIP, was contingent upon the closing price of MCG’s stock meeting certain price thresholds and the approval of the compensation committee of our board of directors. We achieved the final price threshold for which restricted stock could be issued during 2011, resulting in the issuance of 86,500 shares of restricted common stock and the award of $1.0 million to LTIP participants.
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
Under the Retention Program, we awarded a cash bonus to eligible employees, representing a specified percentage of each eligible employee’s respective annual cash bonus target for the fiscal year ended December 31, 2011. We paid the incentive bonus to eligible employees in two equal installments on each of March 31, 2012 and September 30, 2012. Certain employees also received shares of restricted common stock under the MCG Capital Corporation 2006 Employee Restricted Stock Plan, as amended, or the 2006 Plan. The forfeiture provisions with respect to 50% of the shares of restricted common stock subject to each retention stock award lapsed on each of March 31, 2012 and September 30, 2012.
GENERAL AND ADMINISTRATIVE
During 2011, general and administrative expense was $14.0 million, which represented a $2.5 million, or 22.1%, increase from 2010. During the three months ended December 31, 2011, we recognized $2.3 million of severance and other expenses associated with our former CEO's resignation. In addition, professional fees increased $1.3 million from 2010 resulting from portfolio-related litigation and other corporate initiatives in 2011. These increases were partially offset by $0.9 million of fees paid in the second quarter of 2010 related to the contested election of directors to our board of directors at our 2010 Annual Meeting.

RESTRUCTURING
In August 2011, our board of directors approved a restructuring plan to simplify our organizational structure, refine operations and reduce annual operating expenses. Affected employees were eligible to receive severance pay, continuation of benefits and, for employees who previously had been awarded restricted stock, additional lapsing of restrictions associated with restricted stock awards. During 2011, we incurred $4.3 million of restructuring expenses.
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

•
During 2011, we recorded a $92.1 million decrease in the fair value of our investment in Broadview primarily to reflect, among other factors, continuing challenges in the bond market, a downgrade of Broadview's corporate credit rating, delays by Broadview in refinancing its debt, as well as the near-term maturities of Broadview's debt facilities.

•
We recorded $28.8 million of unrealized depreciation on our investment in Jet Plastica Investors, LLC, to reflect a decrease in that company’s operating performance. In addition, we recorded unrealized depreciation on our investment in Jet Plastica to reflect an incremental investment that we made in this portfolio company during 2011, that we subsequently wrote down to zero.

•	In February 2012, we accepted $23.7 million for our senior preferred stock and warrant position in Jenzabar, which resulted in an $11.0 million unrealized depreciation during 2011 of our investment.

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
During 2010, we recorded $36.0 million of unrealized depreciation on our investment in Broadview, which reflected a variety of factors used to estimate of the fair value of this investment, including merger and acquisition comparables, private market transactions, public company comparables, a discounted cash flow analysis and an independent third-party valuation. In addition, we recognized unrealized depreciation on other investments in our portfolio, including Jet Plastica Investors, LLC; Active Brands International, Inc.; Total Sleep Holdings, Inc.; and PremierGarage Holdings, LLC, primarily because of a decrease in the performance of these companies and a reduction in valuation multiples. The remaining unrealized (depreciation) appreciation shown in the above table resulted predominantly from changes in the performance of certain of our portfolio companies and the multiples used to value certain of our investments.
(LOSS) GAIN ON EXTINGUISHMENT OF DEBT
We paid a $0.9 million premium when we repurchased $17.4 million of our private placement notes during 2011. In 2010, we repurchased $8.0 million of collateralized loan obligations for $4.4 million that previously had been issued by our 2006-1 Trust, which resulted in the recognition of a $3.6 million gain on extinguishment of debt, excluding the effect of the amortization of the acceleration of $0.1 million in deferred debt costs. Additionally, in 2010, we paid a $0.5 million premium when we repurchased $25.3 million of our private placement notes. This premium represents

2% of the principal amount purchased with monetization proceeds as required by our agreement with the holders of those unsecured notes.
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
FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
Our financial liquidity principally comes from our cash on hand and the spread we earn on our investments, principally loans, over our cost to borrow, operate our business and gains and losses on our investments. We may also use our available liquidity to pay dividends to our stockholders and to repurchase our common stock in the open market under our stock repurchase program. For the year ended December 31, 2012, we declared 57.5 cents per share in dividends and paid $56 million in total dividends. We also repurchased 6.2 million shares of our common stock for $27.2 million at a weighted average price of $4.40 per share.
For the year ended December 31, 2012, we earned 11.3% on our average loan portfolio at fair value of $478 million and our weighted average cost to borrow was 4.6% on average borrowings of $324 million. Including dividend income and fee income, we earned $45.9 million of financial income, or total revenue less interest expense, $18.8 million of net operating income and $5.0 million of net income.
At December 31, 2012, we had $73.6 million in cash and cash equivalents available for general corporate purposes, $47.5 million of cash in restricted accounts related to our SBIC that we could use to fund new investments in the SBIC and $6.7 million of restricted cash held in escrow. In addition, we had $17.0 million in securitization accounts that may only be used to make interest and principal payments on our securitized borrowings or distributions to MCG in accordance with the indenture agreement. We also have full access to a $20 million unsecured revolving credit facility that we can use for general corporate purposes.
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
Although there can be no assurance, we believe we have sufficient liquidity to meet our operating requirements for the remainder of 2013, as well as liquidity for new origination opportunities and potential dividend distributions.
CASH AND CASH EQUIVALENTS, CASH, SECURITIZATION ACCOUNTS, AND CASH, RESTRICTED
Our Consolidated Balance Sheets and our Consolidated Statements of Cash Flows reflect three categories of cash: cash and cash equivalents; cash, securitization accounts; and cash, restricted. Each of these categories is described more fully below:

•
Cash and cash equivalents represents unrestricted cash, including checking accounts, interest bearing deposits collateralized by marketable debt securities and highly liquid investments with original maturities of 90 days or less. As of December 31, 2012 and December 31, 2011, we had $73.6 million and $58.6 million, respectively, in cash and cash equivalents. As of December 31, 2012, our cash and cash equivalents included $43.3 million that was held in interest-bearing accounts.

•
Cash, securitization accounts includes principal and interest payments received on securitized loans, which, are held in designated bank accounts until monthly or quarterly disbursements are made from the securitization trusts. We are generally required to use a portion of these amounts to pay interest expense, reduce borrowings or pay other amounts in accordance with the related securitization agreements. Cash in securitization accounts has a negative impact on our earnings since the interest we pay on borrowings typically exceeds the rate of return that we are able to earn on temporary cash investments. Our objective is to maintain sufficient cash-on-hand and availability under our debt facilities to cover current funding requirements. As of December 31, 2012 and December 31, 2011, we had $17.0 million and $40.3 million, respectively, in cash, securitization accounts.

•
Cash, restricted includes cash held for regulatory purposes and cash held in escrow. The largest component of restricted cash is cash held by Solutions Capital a wholly owned subsidiary licensed as an SBIC under the SBIC Act, which generally is restricted to the origination of new loans by Solutions Capital. As of December 31, 2012 and December 31, 2011, we had $54.8 million and $35.0 million respectively, of restricted cash.

During the twelve months ended December 31, 2012, our operating activities provided $282.8 million of cash and cash equivalents, and our financing activities used $267.7 million of cash and cash equivalents.

LIQUIDITY AND CAPITAL RESOURCES—BORROWINGS
As of December 31, 2012, we reported $248.1 million of borrowings on our Consolidated Balance Sheets at cost. The following table summarizes our borrowing facilities, the facility amounts and the amounts outstanding.

		December 31, 2012		December 31, 2011
(dollars in thousands)	Maturity Date	Total Facility/ Program	Amount Outstanding	Total Facility/ Program	Amount Outstanding
SBIC
2008-10B	September 2018	$2,600	$2,600	$2,600	$2,600
2009-10A	March 2019	12,000	12,000	12,000	12,000
2009-10B	September 2019	13,000	13,000	13,000	13,000
2010-10B	September 2020	27,500	27,500	27,500	27,500
2011-10A	March 2021	53,500	53,500	53,500	53,500
2012-10A	March 2022	41,400	41,400	41,400	20,000
MCG Commercial Loan Trust 2006-1
Series 2006-1 Class A-1 Notes	April 2018(a)	—	—	63,389	63,389
Series 2006-1 Class A-2 Notes	April 2018(a)	—	—	2,983	2,983
Series 2006-1 Class A-3 Notes	April 2018(a)	—	—	50,711	50,711
Series 2006-1 Class B Notes	April 2018(a)	37,151	37,151	58,750	58,750
Series 2006-1 Class C Notes(b)	April 2018(a)	45,000	32,000	45,000	32,000
Series 2006-1 Class D Notes(c)	April 2018(a)	45,945	28,902	46,494	29,247
Bank of America Unsecured Revolver
Unsecured Revolving Note		20,000	—	—	—
Commercial Loan Funding Trust
Variable Funding Note	January 2014(d)	—	—	150,000	55,822
Private Placement Notes
Series 2007-A	October 2012	—	—	8,717	8,717
Total borrowings		$298,096	$248,053	$576,044	$430,219

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

As of December 31, 2012, our asset coverage ratio was 478%. This ratio does not include our SBIC debt which the SEC has permitted us to exclude from the asset coverage ratio requirements pursuant to an exemptive order.
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
As our borrowing facilities mature, it is important that we have sufficient liquidity available to repay our borrowing obligations. We may obtain the liquidity for repayment of our borrowing facilities from a number of sources, including cash on-hand, the maturity or monetization of our investment portfolio, other borrowing facilities and equity issuances, and from other borrowing arrangements.
We have funded our current secured borrowing debt facility through a bankruptcy remote, special-purpose, wholly owned subsidiary. Therefore, this subsidiary’s assets may not be available to our creditors. We continue to service those portfolio investments that we use as collateral in our secured borrowing facility.
SBIC DEBENTURES
In December 2004, we formed a wholly owned subsidiary, Solutions Capital. Solutions Capital has a license from the SBA to operate as an SBIC under the SBIC Act. The license permits Solutions Capital to borrow up to $150.0 million from the SBA, which is the maximum amount of outstanding leverage available to single-license SBIC companies.
In March 2011, we formed another wholly owned subsidiary, Solutions Capital II, L. P. In September 2012, we submitted documentation to the SBA in support of a potential SBIC license for Solutions Capital II, L.P.  In February 2013, we received a letter from the SBA inviting us to file a formal license application, which we are in the process of preparing for submission.  There is no assurance that the SBA will grant the additional license in any specified time period or at all.  Currently, a second SBIC license would grant us the ability to borrow up to an additional $75 million from the SBA, or two times the amount of statutory equity capital we invest in Solutions Capital II, L.P.  If approved and depending on available capital, we intend to fund the entire $37.5 million using unrestricted cash.
To realize the full $150.0 million borrowing for which we have received approval under the SBIC program, we have funded a total of $75.0 million to Solutions Capital. As of December 31, 2012 and December 31, 2011, Solutions Capital had borrowed $150.0 million and $128.6 million, respectively. We are permitted to use these funds to provide debt and equity capital to qualifying small businesses. However, we may not use these borrowings to provide additional financing to certain companies that are currently in our portfolio without SBA approval. In addition, we may not use these funds for MCG’s, the parent company’s, working capital.
SBICs are subject to regulation and oversight by the SBA, including requirements to maintain certain minimum financial ratios and other covenants. Receipt of an SBIC license does not assure that an SBIC will receive SBA-guaranteed debenture funding, which is dependent upon continued compliance with SBA regulations and policies. The SBA, as a creditor, will have superior claim to Solutions Capital’s assets over our stockholders in the event we liquidate Solutions Capital or the SBA exercises its remedies under the SBA-guaranteed debentures issued by Solutions Capital upon an event of default.
The following table sets forth the maturity of Solutions Capital debentures, as well as the maturity of the investments and the current balance of restricted cash in Solutions Capital as of December 31, 2012.

	Maturities
(in thousands)	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Borrowings	$150,000	$—	$—	$—	$150,000
Collateral
Fair value of debt investments	183,198	4,424	14,391	129,280	35,103
Fair value of equity investments(a)	4,680	—	—	—	4,680
Cash, restricted account	48,260	48,260	—	—	—
Total collateral	$236,138	$52,684	$14,391	$129,280	$39,783

(a)    Equity investments do not have a stated maturity date.

MCG COMMERCIAL LOAN TRUST 2006-1
As of December 31, 2012, we had $98.1 million of securitized debt outstanding under the 2006-1 Trust, which matures in April 2018. We retain all of the equity in the securitization. The pool of commercial loans in the trust must meet certain requirements, including asset mix and concentration, collateral coverage, term, agency rating, minimum coupon, minimum spread and sector diversity requirements. The securitization included a five-year reinvestment period, which has now ended, during which the trust was permitted to use principal collections received on the underlying collateral to purchase new collateral from us.
The following table sets forth the maturity of this facility, as well as the maturity of the securitized assets and the current balance of securitized cash in this borrowing facility.

	Maturities
(in thousands)	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Borrowings(a)	$98,053	$15,038	$—	$—	$83,015
Collateral
Fair value of debt investments	166,538	18,667	46,756	101,115	—
Fair value of equity investments(b)	452	—	—	—	452
Cash, securitization account	16,980	16,980	—	—	—
Total collateral	$183,970	$35,647	$46,756	$101,115	$452

(a)
Borrowings under the MCG Commercial Loan Trust 2006-1 facility are listed based on the contractual maturity date.  The reinvestment period for this facility ended on July 20, 2011 and all subsequent principal collections from collateral in the facility have been and will be used to repay the securitized debt.

(b)	Equity investments do not have a stated maturity date.
We were able to use the cash in the securitized account, as well as proceeds from principal collections of securitized investments, to originate new loans until July 20, 2011. The reinvestment period ended on July 20, 2011 and all subsequent principal collections or monetization proceeds that we receive from collateral used to securitize this 2006-1 Trust must be applied to the outstanding balance of that facility. Upon maturity of this facility, any remaining balance must be repaid, otherwise all or part of the associated collateral may be forfeited. As shown in the above table, repayments of principal of the collateral held by this facility are expected to permit the repayment of 2006-1 Trust prior to its April 2018 maturity.
BANK OF AMERICA UNSECURED REVOLVER
In November 2012, we entered into an unsecured revolving credit facility with Bank of America, N.A. in the principal amount of $20.0 million, or Bank of America Unsecured Revolver. Advances under the Bank of America Unsecured Revolver will bear interest at LIBOR plus 3.5% per annum, and will expire in November 2014. We paid a closing fee in the amount of $0.2 million as well as other transaction costs of $0.2 million, which we capitalized and amortize on a straight-line basis into interest expense on our Consolidated Statements of Operations over the two-year term of the facility.  As of December 31, 2012, there were no borrowings outstanding on the Bank of America Unsecured Revolver.
The Bank of America Unsecured Revolver is subject to certain collateral requirements and financial covenants. Included among them are requirements that we maintain a ratio of all unencumbered assets to outstanding amounts under the Bank of America Unsecured Revolver of at least four-to-one, as well as a ratio of unencumbered cash and senior portfolio loans to outstanding amounts under the Bank of America Unsecured Revolver of at least three-to-one. The Bank of America Unsecured Revolver may be prepaid at any time, and is required to be paid in full for a period of at least five consecutive calendar days during each quarter.
COMMERCIAL LOAN FUNDING TRUST
Through the MCG Commercial Loan Funding Trust, we had a warehouse financing facility funded through SunTrust Bank. On May 15, 2012, we repaid in full the remaining $34.5 million balance and terminated the facility and recognized $0.8 million of unamortized deferred financing fees in interest expense. The SunTrust Warehouse was secured primarily by MCG Commercial Loan Funding Trust’s assets, including commercial loans that we sold to the trust.

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
WEIGHTED-AVERAGE BORROWINGS AND COST OF FUNDS
The following table shows our weighted-average borrowings, the weighted-average interest rate on all of our borrowings, including amortization of deferred debt issuance costs and commitment fees, the average LIBOR, and the average spread to LIBOR for 2012 and 2011:

	Year ended
(dollars in thousands)	December 31, 2012	December 31, 2011
Weighted-average borrowings	$324,128	$501,116
Average LIBOR	0.43%	0.34%
Average spread to LIBOR, excluding amortization of deferred debt issuance costs	2.46	2.15
Impact of amortization of deferred debt issuance costs	1.70	0.59
Total cost of funds	4.59%	3.08%

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
On January 17, 2012, our board of directors authorized a stock repurchase program of up to $35.0 million. Under the program, we are authorized to repurchase shares in open market transactions, including through block purchases, depending on prevailing market conditions and other factors. The repurchase program may be extended, modified or discontinued at any time for any reason. The program does not obligate us to acquire any specific number of shares, and all repurchases will be made in accordance with SEC Rule 10b-18, which sets certain restrictions on the method, timing, price and volume of stock repurchases. During the twelve months ended December 31, 2012, we repurchased 6,182,046 shares of our common stock at a weighted average purchase price of $4.40 per share, which was a 18.7% discount from our quarterly net asset value per share.
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
We do not report the unused portions of these commitments on our Consolidated Balance Sheets. As of December 31, 2012, we had $23.0 million of outstanding unused loan commitments, as shown in the table below. We believe that our operations, monetizations, revolving credit facility and unrestricted cash will provide sufficient liquidity to fund, as necessary, requests to draw on these unfunded commitments. We estimate that the fair value of these commitments was $0.1 million based on the fees that we currently charge to enter into similar arrangements, taking into account the creditworthiness of the counterparties. From time to time, we provide guarantees or standby letters of credit on behalf of our portfolio companies. As of December 31, 2012, we had no outstanding guarantees or standby letters of credit.
CONTRACTUAL OBLIGATIONS
The following table shows our contractual obligations as of December 31, 2012:

(in thousands)	Payments Due by Period
Contractual Obligations(a)	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Borrowings
Term securitizations(b)	$98,053	$15,038	$—	$—	$83,015
SBIC	150,000	—	—	—	150,000
Total borrowings	248,053	15,038	—	—	233,015
Interest payments on borrowings(c)	62,229	8,026	16,052	16,052	22,099
Operating leases(d)	1,109	748	361	—	—
Severance obligations(e)	2,812	2,437	375	—	—
Total contractual obligations	$314,203	$26,249	$16,788	$16,052	$255,114

(a)	Excludes the unused commitments to extend credit to our customers of $23.0 million as discussed above.

(b)
Borrowings under the MCG Commercial Loan Trust 2006-1 facility are listed based on the contractual maturity date.  The reinvestment period for this facility ended on July 20, 2011 and all subsequent principal collections from collateral in the facility have been and will be used to repay the securitized debt.

(c)	Interest payments are based on contractual maturity and the current outstanding principal balance of our borrowings and assume no changes in interest rate benchmarks.

(d)
Operating lease obligations include $0.3 million recorded in other liabilities on our Consolidated Balance Sheets as of December 31, 2012 related to the remaining payments due terminated lease for our old headquarters office.

(e)
Represents remaining severance payments, benefits, deferred compensation and employer taxes that we are obligated to pay to employees who were terminated as a result of the corporate restructuring effected in August 2011 and for obligations stemming from the resignations of our former chief executive officer and former chief financial officer.

DISTRIBUTIONS
We currently qualify as a RIC for federal income tax purposes, which generally allows us to avoid paying corporate income taxes on any income or gains that we distribute to our stockholders. Generally, we intend to distribute sufficient dividends to eliminate taxable income and may distribute more than the taxable income, which amount would be considered a return of capital. As a RIC, we are subject to a 4% excise tax to the extent that we do not distribute on an actual or deemed basis: (i) 98.0% of our current year ordinary income; and (ii) 98.2% of our current year net capital gain income.
We may not be able to achieve operating results that will allow us to make distributions at a specific level or to increase the amount of these distributions. In addition, we may be limited in our ability to make distributions due to the BDC asset coverage test for borrowings applicable to us as a BDC under the 1940 Act and due to restrictions in our credit facilities and SBA regulations. If we do not distribute a certain percentage of our income annually, we will suffer adverse tax consequences, including possible loss of favorable RIC tax treatment. We cannot assure stockholders that they will receive any distributions, or distributions at a particular level. We may make distributions to our stockholders of certain net capital gains. Since December 2001, we have declared distributions of $13.39 per share.

The following table summarizes the distributions that we declared since January 1, 2011:

Date Declared	Record Date	Payable Date	Dividends per Share
March 1, 2013	March 15, 2013	March 29, 2013	$0.125
October 26, 2012	November 16, 2012	November 30, 2012	$0.125
July 27, 2012	August 17, 2012	August 31, 2012	$0.140
April 27, 2012	June 13, 2012	July 13, 2012	$0.140
February 24, 2012	April 13, 2012	May 15, 2012	$0.170
October 31, 2011	December 15, 2011	January 13, 2012	$0.170
August 1, 2011	September 14, 2011	October 14, 2011	$0.170
May 5, 2011	June 15, 2011	July 15, 2011	$0.170
March 1, 2011	March 15, 2011	April 15, 2011	$0.150
As of the end of each fiscal year, we determine the tax attributes of our distributions, including return of capital, based upon our taxable income and distributions paid for the full year, which we report to each stockholder on a Form 1099. Based on the tax attributes of the distributions that we declared for 2012, 100% were a return of capital. We will make future decisions with respect to the actual level of distributions after taking into account the minimum statutorily required level of distributions, gains and losses recognized for tax purposes, portfolio transactional events, our liquidity, cash earnings and our BDC asset coverage ratio at the time of such decision.
Each year, we mail statements on Form 1099-DIV to our stockholders that identify whether we made distributions from ordinary income, net capital gains on the sale of securities, which are each taxable distributions, and/or a return of paid-in-capital surplus, which is a nontaxable distribution. To the extent our taxable earnings fall below the total amount of our distributions for that fiscal year, a portion of those distributions may be deemed a return of capital to our stockholders for tax purposes. All or a portion of the distributions that we paid to stockholders during fiscal years 2012, 2011, 2008, 2006, 2005, 2004 and 2003 represented a return of capital. During the fiscal year 2009, we did not declare or pay any dividends to stockholders. During 2012, 2011 and 2010, we declared and paid distributions from ordinary income that were sufficient to meet our distribution requirements as a RIC. We will monitor 2013 taxable income in order to ensure compliance with the distribution requirements as a RIC. We determine the tax attributes of our distributions as of the end of our fiscal year based upon our taxable income for the full year and distributions paid during the full year. Therefore, a determination of tax attributes made on a quarterly basis may not be representative of the actual tax attributes of distributions for a full year.
On December 22, 2010, the Regulated Investment Company Modernization Act of 2010, or the Modernization Act, was enacted, which changed various technical rules governing the tax treatment of regulated investment companies. The changes are generally effective for taxable years beginning after the date of enactment. One of the more prominent changes addresses capital loss carryforwards. Under the Modernization Act, each RIC will be permitted to carry forward capital losses incurred in taxable years beginning after the date of enactment for an unlimited period. However, any losses incurred during those subsequent taxable years will be required to be utilized prior to the losses incurred in pre-enactment taxable years, which carry an expiration date. As a result of this ordering rule, pre-enactment capital loss carryforwards may be more likely to expire unused. Additionally, post-enactment capital loss carryforwards will retain their character as either short-term or long-term capital losses rather than being considered all short-term as permitted under previous regulation. For the tax years ended December 31, 2012, 2011 and 2010, we had net capital losses of $70.5 million, $26.1 million, and $5.2 million, respectively, which we will carry forward to offset future net capital gains to the extent permitted by federal tax law. The net capital loss carry forward from 2010 will expire in the tax year ending December 31, 2018.
CRITICAL ACCOUNTING POLICIES
The consolidated financial statements are based on the selection and application of significant accounting policies, which require management to make significant estimates and assumptions. The following are some of the more critical judgment areas that currently affect our financial condition and results of operations.

INCOME RECOGNITION
We follow the policies described below to recognize income on our Consolidated Statement of Operations:

•
Interest Income—We accrue interest income if we expect that ultimately we will be able to collect it. Generally, when a loan becomes more than 90 days past due, or if we otherwise believe the customer is unable to service its debt and other obligations, we will as a general matter place all or a portion of the loan on non-accrual status and will cease recognizing interest income on that loan until all principal and interest is has been brought current through payment or restructuring such that the interest income is deemed to be collectible. However, we remain contractually entitled to this interest. We may make exceptions to this policy if the loan has sufficient collateral value and is in the process of collection. We generally accrue PIK interest when collection is expected and cease accruing PIK if there is insufficient value to support the accrual or we expect the customer is unable to pay all principal and interest due.

•
Dividend Income—We accrue dividend income on equity investments with stated income, generally preferred equity, if we expect to collect the dividends. We record dividend income on common equity investments, and gains from realized distributions, when the dividend has been declared and is required to be paid.

•
Loan Origination Fees—We capitalize loan origination fees, then amortize these fees into interest income over the term of the loan using the effective interest rate method or on a straight-line basis when the loan has a revolving credit feature. In certain loan arrangements, we receive warrants or other equity interests from the borrower as additional origination fees. Typically, borrowers granting these interests are not traded publicly. We record the financial instruments received at fair value as determined in good faith by our board of directors. In certain cases, when we record a warrant or other equity instrument that results in a loan discount, we accrete the discount into income over the term of the loan.

•
Advisory Fees and Other Income—We charge our portfolio companies fees for services that we provide, including advisory and management services, prepayments, research, structuring, and other fees. We generally recognize these fees when earned. We recognize prepayment fees upon receipt. Finally, certain of the bank accounts in which we maintain cash balances pay interest, which we recognize when the interest is earned.

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
DETERMINATION OF FAIR VALUE IN GOOD FAITH
As a BDC, we invest primarily in illiquid securities, including debt and equity securities of private companies. To protect our investments and maximize our returns, we negotiate the structure of each equity security and the majority of the debt securities in our investment portfolio. Our contracts with our portfolio companies generally include many terms governing interest rate, repayment terms, prepayment premiums, financial covenants, operating covenants, ownership and corporate governance parameters, dilution parameters, liquidation preferences, voting rights, and put or call rights. In some cases, our loan agreements also allow for increases in the spread to the base index rate, if the portfolio company’s financial or operational performance deteriorates or shows negative variances from its business plan and, in some cases, allow for decreases in the spread if financial or operational performance improves or exceeds the portfolio company’s plan. Generally, our investments are subject to some restrictions on resale and have no established trading market. Because of the type of investments that we make and the nature of our business, our valuation processes require analyses of numerous market, industry and company-specific factors, including: the performance of the underlying investment; the financial condition of the portfolio company; changing market events; market prices, when available; estimates of market interest rates that would otherwise be made available to our portfolio companies; and other factors relevant to the individual security.
There is no single approach for determining fair value in good faith. Unlike banks, we are not permitted to provide a general reserve for anticipated loan losses. As a result, for portfolio investments that do not have an active market, we must apply judgment to the specific facts and circumstances associated with each security to determine fair value.
Generally, we value securities that are traded in the over-the-counter market or on a stock exchange at the average of the prevailing bid and ask prices on the date of the relevant period end. When such market prices are not available, we use several valuation methodologies to estimate the fair value of our investment portfolio, which generally results in a range of fair values from which we derive a single estimate of fair value. To determine a portfolio company’s fair value, we analyze its historical and projected financial results, as well as key market value factors. In determining a security's fair value, we assume we would exchange it in an orderly transaction at the measurement date. We use the following methods to determine the fair value of investments in our portfolio that are not traded actively:

•
Majority-Owned Control Investments—Majority-owned control investments comprise 10.5% of our investment portfolio at fair value. Market quotations are not readily available for these investments; therefore, we use a combination of market and income approaches to determine their fair value. Typically, private companies are bought and sold based on multiples of earnings before interest, taxes, depreciation and amortization, or EBITDA, cash flows, net income, revenues or, in limited cases, book value. Generally, we apply multiples that we observe for other comparable companies to relevant financial data for the portfolio company in question. Also, in a limited number of cases, we use income approaches to determine the fair value of these securities, based on our projections of the discounted future free cash flows that the portfolio company will likely generate, as well as industry derived capital costs. Our valuation approaches for majority-owned investments estimate the value upon a hypothetical sale or exit and then allocates such value to the investment's securities in order of their relative liquidation preference. In addition, the we assume that any outstanding debt or other securities that are senior to our securities are required to be repaid at par. These valuation approaches also consider the value of our ability to control the portfolio company’s capital structure and the timing of a potential exit.

•
Non-Control Investments—Non-control investments comprise 89.5% of our investment portfolio at fair value. Quoted prices are not available for 85.9% of our non-control investments at fair value. For our non-control equity investments, we use the same market and income approaches used to value our control investments. For non-control debt investments for which no quoted prices are available, we estimate fair value using a market-yield approach based on the expected future cash flows discounted at the loans’ effective interest rates, based on our estimate of current market rates. We may adjust discounted cash flow calculations to reflect other market conditions or the perceived credit risk of the borrower. In the event the fair value of a non-control debt investment, as determined by the same market or income approach used to value our control investments, is below our cost, we estimate the fair value using the market or income approach.

•
Thinly-Traded and Over-the-Counter Securities—Generally, we value securities that are traded in the over-the-counter market or on a stock exchange at the average of the prevailing bid and ask prices on the date of the relevant period end. However, we may apply a discount to the market value of restricted or thinly-traded public securities to reflect the impact that these restrictions have on the value of these securities. We review factors, including the trading volume, total securities outstanding and our percentage ownership of securities to determine whether the trading levels are active (Level 1) or inactive (Level 2). As of December 31, 2012, these securities represented 12.6% of our investment portfolio at fair value. We utilize independent pricing services to arrive at certain of our fair value estimates. The majority of our level 2 investments are senior debt investments that are secured and collateralized. To corroborate “bid/ask” quotes from independent pricing services we perform a market-yield approach to validate prices obtained or obtain other evidence.
Our valuation analyses incorporate the impact that key events could have on the securities’ values, including public and private mergers and acquisitions, purchase transactions, public offerings, letters of intent and subsequent debt or equity sales. Our valuation analyses also include key external data, such as market changes and industry valuation benchmarks. We also engage independent valuation firms to provide additional data points for our quarterly valuation analyses. Our general practice is to obtain an independent valuation or review of valuation at least once per year for each portfolio investment that had a fair value in excess of $5.0 million, unless the fair value has otherwise been derived through a sale of some or all of our investment in the portfolio company or is a new investment made within the last twelve months. In total, as of December 31, 2012, we either obtained a valuation or review from an independent firm, considered new investments made or used market quotes in the preceding twelve month period to calculate 99.0% of the fair value of our investment portfolio.
The majority of the valuations performed by the independent valuation firms utilize proprietary models and inputs. We have used, and intend to continue to use, independent valuation firms to provide additional support for our internal analyses.
Our board of directors sets our valuation policies and procedures and determines the fair value of our investments. The investment and valuation committee of our board of directors meets at least quarterly with our executive management to review management’s recommendations of fair value of our investments. Our board of directors considers our valuations, as well as the independent valuations and reviews, in its determination of the fair value of our investments.
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

The following table summarizes the significant unobservable inputs in the fair value measurements of our level 3 investments by category of investment and valuation technique as of December 31, 2012.

($ in thousands)	Fair Value	Valuation Techniques	Unobservable Inputs	Range		Weighted
				Minimum	Maximum	Average
Senior debt	$234,561	Discounted cash flow	Market interest rate	6.8%	12.8%	9.4%
		Discounted cash flow	Discount rate	4.1%	4.1%	4.1%
		Market comparable companies	EBITDA multiple(a)	7.5x	7.5x	7.5x
		Pending transactions/Letters of intent	Discount	—%	—%	—%
Subordinated debt	141,257	Discounted cash flow	Market interest rate	11.2%	14.8%	13.0%
		Market comparable companies	EBITDA multiple(a)	5.0x	7.5x	7.5x
		Pending transactions/Letters of intent	Discount	—%	—%	—%
Preferred and common equity	41,860	Market comparable companies	EBITDA multiple(a)	4.4x	9.5x	7.5x
			Discount for minority interest	—%	25.0%	1.6%
		Pending transactions/Letters of intent	Discount	—%	—%	—%
		Residual assets	Discount	25%	25.0%	25.0%
	$417,678

(a)	EBITDA may include proforma adjustments and/or other addbacks based on specific circumstances related to each investment.
SHARE-BASED COMPENSATION
In accordance with ASC Topic 718—Compensation—Stock Compensation, or ASC 718, we recognize compensation cost related to share-based awards for which forfeiture provisions are expected to lapse over the requisite service period.
INCOME TAXES
We currently qualify as a RIC for federal income tax purposes, which generally allows us to avoid paying corporate income taxes on any income or gains that we distribute to our stockholders. Generally, we intend to distribute sufficient dividends to eliminate taxable income and may distribute more than the taxable income, which amounts would be considered a return of capital. We are subject to a 4% excise tax to the extent that we do not distribute on an actual or on deemed basis: (i) 98.0% of our current year ordinary income; and (ii) 98.2% of our current year net capital gain income.
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
There were a number of indicators of modest growth in the United States' economy during 2012. However, certain leading and lagging indicators suggest continuing risk. In the event of renewed financial turmoil affecting the banking system and financial markets, the financial position and results of operations of certain of the middle-market companies in our portfolio could be affected adversely, which ultimately could lead to difficulty in their meeting debt service requirements and an increase in defaults.
Interest rate sensitivity refers to the change in earnings that may result from changes in the level of interest rates. Our net interest income is affected by changes in various interest rates, including LIBOR, prime rates and commercial paper rates. As of December 31, 2012, approximately 76.3% of our loan portfolio, at fair value, bore interest at a spread to either the LIBOR or the prime rate, and 23.7% at a fixed interest rate. As of December 31, 2012, approximately 67.3% of our loan portfolio, at fair value, had LIBOR floors between 1.0% and 3.0% on a LIBOR-based index or prime floors between 1.75% and 6.0%. The three-month weighted-average LIBOR interest rate was 0.32% as of December 31, 2012. Thus, the LIBOR floors in these loan investments lessen the impact of such historically low LIBOR rates.
We regularly measure exposure to interest rate risk. We assess interest rate risk and we manage our interest rate exposure on an ongoing basis by comparing our interest rate-sensitive assets to our interest rate-sensitive liabilities. Based on this review, we determine whether or not any hedging transactions are necessary to mitigate exposure to changes in interest rates.
The following table shows a comparison of the interest rate base for our interest-bearing cash, outstanding commercial loans, at cost, and our outstanding borrowings as of December 31, 2012 and December 31, 2011:

	December 31, 2012		December 31, 2011
(in thousands)	Interest Bearing Cash and Commercial Loans	Borrowings	Interest Bearing Cash and Commercial Loans	Borrowings
Money market rate	$43,291	$—	$51,211	$—
Prime rate	13,603	—	27,867	—
LIBOR
30-day	18,635	—	71,794	—
60-day	—	—	12,500	—
90-day	294,774	98,053	462,293	237,080
180-day	9,301	—	14,038	—
Commercial paper	—	—	—	55,822
Fixed rate	115,091	150,000	109,640	137,317
Total	$494,695	$248,053	$749,343	$430,219
Based on our December 31, 2012 balance sheet, the following table shows the impact to net income of hypothetical base rate increases in interest rates, assuming no changes in our investment and borrowing structure. The impact to net income of hypothetical base rate decreases in interest rates is not shown in the following table because as of December 31, 2012, the quarterly average LIBOR was 0.32% and a 100-basis point decrease could not occur:

(dollars in thousands) Basis Point Change	Interest Income	Interest Expense	Net Income (Loss)
100	$893	$981	$(88)
200	2,933	1,961	972
300	6,147	2,942	3,205

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Stockholders
MCG Capital Corporation
We have audited MCG Capital Corporation’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). MCG Capital Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting located in Item 9A. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
In our opinion, MCG Capital Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of MCG Capital Corporation (the Company), including the consolidated schedules of investments, as of December 31, 2012 and 2011, and the related consolidated statements of operations, changes in net assets, and cash flows for each of the three years in the period ended December 31, 2012, and the consolidated financial highlights for each of the five years in the period ended December 31, 2012. Our report dated March 5, 2013 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
McLean, Virginia
March 5, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Stockholders
MCG Capital Corporation
We have audited the accompanying consolidated balance sheets of MCG Capital Corporation (the Company), including the consolidated schedules of investments, as of December 31, 2012 and 2011, and the related consolidated statements of operations, changes in net assets, and cash flows for each of the three years in the period ended December 31, 2012, and the consolidated financial highlights for each of the five years in the period ended December 31, 2012. These financial statements and financial highlights are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial highlights based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and financial highlights are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and financial highlights. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. Our procedures included confirmation of securities owned as of December 31, 2012, by correspondence with the custodian, or by other appropriate auditing procedures. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the financial statements and financial highlights referred to above present fairly, in all material respects, the consolidated financial position of MCG Capital Corporation at December 31, 2012 and 2011, the consolidated results of its operations, changes in its net assets, and its cash flows for each of the three years in the period ended December 31, 2012 and the consolidated financial highlights for each of the five years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), MCG Capital Corporation’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 5, 2013 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
McLean, Virginia
March 5, 2013

MCG Capital Corporation
Consolidated Balance Sheets

(in thousands, except per share amounts)	December 31, 2012	December 31, 2011

Assets
Cash and cash equivalents	$73,588	$58,563
Cash, securitization accounts	16,980	40,306
Cash, restricted	54,838	34,964
Investments at fair value
Non-affiliate investments (cost of $534,389 and $552,642, respectively)	365,639	552,301
Affiliate investments (cost of $69,500 and $58,425, respectively)	62,079	69,602
Control investments (cost of $64,898 and $406,151, respectively)	50,006	119,263
Total investments (cost of $668,787 and $1,017,218, respectively)	477,724	741,166
Interest receivable	2,700	4,049
Other assets	4,946	11,490
Total assets	$630,776	$890,538
Liabilities
Borrowings (maturing within one year of $15,038 and $32,983, respectively)	$248,053	$430,219
Interest payable	2,496	2,710
Dividends payable	—	13,092
Other liabilities	8,499	9,565
Total liabilities	259,048	455,586
Stockholders’ equity
Preferred stock, par value $0.01, authorized 1 share, none issued and outstanding	—	—
Common stock, par value $0.01, authorized 200,000 shares on December 31, 2012 and 2011, 71,721 issued and outstanding on December 31, 2012 and 76,997 issued and outstanding on December 31, 2011	717	770
Paid-in capital	984,468	1,009,748
Distributions in excess of earnings	(422,395)	(299,222)
Net unrealized depreciation on investments	(191,062)	(276,344)
Total stockholders’ equity	371,728	434,952
Total liabilities and stockholders’ equity	$630,776	$890,538
Net asset value per common share at end of period	$5.18	$5.65

The accompanying notes are an integral part of these financial statements

MCG Capital Corporation
Consolidated Statements of Operations

	Year ended
(in thousands, except per share amounts)	December 31
	2012	2011	2010
Revenue
Interest and dividend income
Non-affiliate investments (less than 5% owned)	$45,004	$64,116	$61,396
Affiliate investments (5% to 25% owned)	6,761	7,024	4,859
Control investments (more than 25% owned)	5,934	11,068	20,274
Total interest and dividend income	57,699	82,208	86,529
Advisory fees and other income
Non-affiliate investments (less than 5% owned)	1,858	2,458	1,982
Affiliate investments (5% to 25% owned)	—	—	320
Control investments (more than 25% owned)	1,436	1,030	738
Total advisory fees and other income	3,294	3,488	3,040
Total revenue	60,993	85,696	89,569
Operating expense
Interest expense	15,103	15,634	16,891
Employee compensation
Salaries and benefits	10,956	11,998	16,275
Amortization of employee restricted stock awards	2,076	2,081	4,342
Total employee compensation	13,032	14,079	20,617
General and administrative expense	13,983	14,036	11,495
Restructuring expense	69	4,289	1
Total operating expense	42,187	48,038	49,004
Net operating income before net investment gain (loss), loss on extinguishment of debt and income tax provision	18,806	37,658	40,565
Net realized (loss) gain on investments
Non-affiliate investments (less than 5% owned)	8,907	(46,887)	17,529
Affiliate investments (5% to 25% owned)	16,370	(703)	36
Control investments (more than 25% owned)	(123,858)	(42,929)	(5,711)
Total net realized gain (loss) on investments	(98,581)	(90,519)	11,854
Net unrealized appreciation (depreciation) on investments
Non-affiliate investments (less than 5% owned)	(168,409)	38,328	(10,296)
Affiliate investments (5% to 25% owned)	(18,598)	1,598	4,036
Control investments (more than 25% owned)	271,996	(80,010)	(61,130)
Derivative and other fair value adjustments	293	730	717
Total net unrealized appreciation (depreciation) on investments	85,282	(39,354)	(66,673)
Net investment loss before income tax provision	(13,299)	(129,873)	(54,819)
(Loss) gain on extinguishment of debt before income tax provision	(174)	(863)	2,983
Income tax provision	335	37	1,801
Net income (loss)	$4,998	$(93,115)	$(13,072)
Income (loss) per basic and diluted common share	$0.07	$(1.22)	$(0.17)
Cash distributions declared per common share	$0.58	$0.66	$0.37
Weighted-average common shares outstanding—basic and diluted	74,859	76,259	75,422

The accompanying notes are an integral part of these financial statements

MCG Capital Corporation
Consolidated Statements of Changes in Net Assets

(in thousands, except per share amounts)	Years ended December 31,
	2012	2011	2010
Increase (decrease) in net assets from operations
Net operating income before net investment gain (loss), loss on extinguishment of debt and income tax provision	$18,806	$37,658	$40,565
Net realized (loss) gain on investments	(98,581)	(90,519)	11,854
Net unrealized appreciation (depreciation) on investments	85,282	(39,354)	(66,673)
(Loss) gain on extinguishment of debt before income tax provision	(174)	(863)	2,983
Income tax provision	(335)	(37)	(1,801)
Net income (loss)	4,998	(93,115)	(13,072)
Distributions to stockholders
Distributions declared	(42,889)	(50,877)	(28,336)
Net decrease in net assets resulting from stockholder distributions	(42,889)	(50,877)	(28,336)
Capital share transactions
Repurchase of common stock	(27,172)	—	—
Amortization of restricted stock awards
Employee awards accounted for as employee compensation	2,076	2,081	4,342
Employee awards accounted for as restructuring expense	—	432	—
Non-employee director awards accounted for as general and administrative expense	120	64	76
Common stock withheld to pay taxes applicable to the vesting of restricted stock	(357)	(1,638)	(661)
Net forfeitures of restricted common stock	—	(11)	(16)
Net (decrease) increase in net assets resulting from capital share transactions	(25,333)	928	3,741
Total decrease in net assets	(63,224)	(143,064)	(37,667)
Net assets
Beginning of period	434,952	578,016	615,683
End of period	$371,728	$434,952	$578,016
Net asset value per common share at end of period	$5.18	$5.65	$7.54
Common shares outstanding at end of period	71,721	76,997	76,662

The accompanying notes are an integral part of these financial statements

MCG Capital Corporation
Consolidated Statements of Cash Flows

	Year ended
	December 31
(in thousands)	2012	2011	2010
Cash flows from operating activities
Net income (loss)	$4,998	$(93,115)	$(13,072)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Investments in portfolio companies	(153,005)	(255,852)	(294,904)
Principal collections related to investment repayments or sales	394,725	375,138	216,879
Decrease (increase) in interest receivable, accrued payment-in-kind interest and dividends	9,842	20,052	(395)
Amortization of restricted stock awards
Employee	2,076	2,513	4,342
Non-employee director	120	64	76
Decrease in cash—securitization accounts from interest collections	4,415	2,961	2,552
Increase in restricted cash—escrow accounts	(485)	(1,799)	—
Depreciation and amortization	6,532	4,125	3,954
Decrease in other assets	958	207	166
Increase (decrease) in other liabilities	(894)	3,246	(7,223)
Realized loss (gain) on investments	98,581	90,519	(11,854)
Net change in unrealized (depreciation) appreciation on investments	(85,282)	39,354	66,673
Loss (gain) on extinguishment of debt	174	863	(2,983)
Net cash provided by (used in) operating activities	282,755	188,276	(35,789)
Cash flows from financing activities
Repurchase of common stock	(27,172)	—	—
Payments on borrowings	(203,740)	(142,526)	(88,983)
Proceeds from borrowings	21,400	25,000	81,000
Decrease (increase) in cash in restricted and securitization accounts
Securitization accounts for repayment of principal on debt	18,911	(1,022)	64,344
Restricted cash	(19,389)	(3,782)	(8,151)
Payment of financing costs	(1,402)	(2,184)	(3,353)
Distributions paid	(55,981)	(48,520)	(17,608)
Common stock withheld to pay taxes applicable to the vesting of restricted stock	(357)	(1,638)	(661)
Net forfeitures of restricted common stock	—	(11)	(16)
Net cash (used in) provided by financing activities	(267,730)	(174,683)	26,572
Net increase (decrease) in cash and cash equivalents	15,025	13,593	(9,217)
Cash and cash equivalents
Beginning balance	58,563	44,970	54,187
Ending balance	$73,588	$58,563	$44,970
Supplemental disclosure of cash flow information
Interest paid	$9,727	$12,206	$14,666
Income taxes paid	277	349	3,247
Paid-in-kind interest collected	8,996	21,600	18,819
Dividend income collected	8,474	13,500	3,970

The accompanying notes are an integral part of these financial statements

MCG Capital Corporation
Consolidated Schedule of Investments
December 31, 2012
(dollars in thousands)

			Interest Rate(9)					Fair Value
Portfolio Company	Industry	Investment	Current	PIK	Total	Principal	Cost
Control Investments(4):
GMC Television Broadcasting, LLC(2)	Broadcasting	Senior Debt (Due 12/16)(1)	4.3%	—	4.3%	$17,570	$15,150	$15,736
		Subordinated Debt (Due 12/16)(7)	2.5%	—	2.5%	11,303	6,976	—
		Class B Voting Units (8.0%, 86,700 units)(6)					9,071	—
Jet Plastica Investors, LLC(2)(11)	Plastic Products	Senior Debt A (Due 3/15)(1)(7)	2.3%	7.0%	9.3%	4,963	3,897	—
RadioPharmacy Investors, LLC(2)	Healthcare	Senior Debt (Due 12/16)(1)	7.5%	—	7.5%	7,640	7,640	7,640
		Subordinated Debt (Due 12/16)(1)	12.0%	3.0%	15.0%	10,521	10,518	10,518
		Preferred LLC Interest (19.7%, 70,000 units)					11,646	16,112
Total control investments (represents 10.5% of total investments at fair value)							64,898	50,006
Affiliate Investments(3):
Advanced Sleep Concepts, Inc.(2)	Home Furnishings	Senior Debt (Due 1/14)(1)	12.9%	—	12.9%	$7,559	$7,539	$7,199
		Subordinated Debt (Due 1/14)(1)(7)(13)	12.0%	4.0%	16.0%	5,873	5,385	10
		Series A Preferred Stock (20.0%, 49 shares)(6)(13)					344	—
		Series B Preferred Stock (1,000 shares)(6)(13)					—	—
		Common Stock (423 shares)(6)(13)					524	—
		Warrants to purchase Common Stock (expire 10/16)(6)(13)					348	—
C7 Data Centers, Inc.	Business Services	Senior Debt (Due 9/17)(1)	9.5%	—	9.5%	10,000	9,659	9,659
		Series B Preferred Units (10.0%, 7,142,857 units)					2,053	2,421
Contract Datascan Holdings, Inc.	Business Services	Subordinated Debt (Due 3/16)(1)	12.0%	2.0%	14.0%	8,575	8,059	7,870
		Series A Preferred Stock (10.0%, 2,313 shares)(1)(6)					2,387	2,203
		Series B Preferred Stock (10.0%, 358 shares)(1)(6)					307	341
		Common Stock (8,519 shares)(1)(6)					538	—
IDOC, LLC	Healthcare	Senior Debt (Due 8/17)(1)	9.8%	—	9.8%	15,000	14,707	14,707
		Limited Partner Interests (8.0%)(1)(2)					1,032	1,073
Miles Media Group, LLC(2)(12)	Business Services	Senior Debt (Due 6/16)(1)	12.5%	—	12.5%	16,738	16,495	16,495
		Warrants to purchase Class A Units (expire 3/21)(1)(6)					123	101
Total affiliate investments (represents 13.0% of total investments at fair value)							69,500	62,079

The accompanying notes are an integral part of these financial statements

MCG Capital Corporation
Consolidated Schedule of Investments
December 31, 2012
(dollars in thousands)

			Interest Rate(9)					Fair Value
Portfolio Company	Industry	Investment	Current	PIK	Total	Principal	Cost
Non-Affiliate Investments (less than 5% owned):
Accurate Group Holdings, Inc.(2)	Business Services	Subordinated Unsecured Debt (Due 6/18)(1)	12.5%	—	12.5%	$10,000	$9,802	$9,802
		Series A Preferred Stock (974,805 shares)(6)					2,000	2,000
BarBri, Inc.	Publishing	Senior Debt (Due 6/17)(1)	6.0%	—	6.0%	6,099	6,046	6,110
Broadview Networks Holdings, Inc.	Communications	Common Stock (132,779 shares)(6)					159,579	1,087
		Series A-1 Warrant to purchase Common Stock (expire 11/20)(6)					—	—
		Series A-2 Warrant to purchase Common Stock (expire 11/20)(6)					—	—
Capstone Logistics, LLC(12)	Logistics	Senior Debt (Due 9/16)(1)	10.5%	—	10.5%	27,347	27,237	27,237
Chase Industries, Inc.	Manufacturing	Subordinated Unsecured Debt (Due 5/18)(1)	11.5%	—	11.5%	16,800	16,472	16,472
Color Star Growers of Colorado, Inc.	Agriculture	Subordinated Debt (Due 11/16)(1)	12.0%	3.0%	15.0%	13,553	13,292	13,292
Construction Trailer Specialists, Inc.(2)	Auto Parts	Senior Debt (Due 6/13)(1)	8.6%	6.3%	14.9%	6,445	6,434	6,434
Cruz Bay Publishing, Inc.	Publishing	Subordinated Debt (Due 3/15)(1)(8)	5.0%	7.3%	12.3%	20,000	19,942	19,942
CWP/RMK Acquisition Corp.(2)	Home Furnishings	Senior Debt (Due 12/16)(7)	6.8%	—	6.8%	600	519	597
Education Management, Inc.	Education	Senior Debt (Due 6/15)(1)	9.3%	—	9.3%	26,654	26,459	25,260
Gans Communications, L.P.(2)	Cable	Senior Debt (Due 10/17)(1)	5.0%	—	5.0%	5,015	4,996	5,061
G&L Investment Holdings, LLC(2)	Insurance	Subordinated Debt (Due 5/14)(1)	10.7%	4.3%	15.0%	18,667	18,462	18,462
		Series A Preferred Shares (14.0%, 5,000,000 shares)(6)					8,191	8,067
		Class C Shares (621,907 shares)(6)					529	—
Golden Knight II CLO, Ltd.	Diversified Financial Services	Income Notes (Due 4/19)					2,989	2,847
Hammond's Candies Since 1920 II, LLC	Manufacturing	Senior Debt (Due 12/17)(1)	8.5%	—	8.5%	3,500	3,427	3,427
		Subordinated Debt (Due 6/18)(1)	10.0%	4.0%	14.0%	9,008	8,829	8,829
Jenzabar, Inc.(10)	Technology	Subordinated Preferred Stock (109,800 shares)					1,098	988
Legacy Cabinets Holdings II, Inc.	Home Furnishings	Class B-1 Common Stock (2,000 shares)(6)					2,185	—
Mailsouth, Inc.	Publishing	Senior Debt (Due 12/16)(1)	6.8%	—	6.8%	4,640	4,590	4,594
Maverick Healthcare Equity, LLC	Healthcare	Preferred Units (10.0%, 1,250,000 units)					1,925	2,078
		Class A Common Units (1,250,000 units)(6)					—	444
Midwest Technical Institute, Inc	Education	Senior Debt (Due 10/17)(1)	9.5%	—	9.5%	17,063	16,682	16,682
NDSSI Holdings, LLC(2)(14)	Electronics	Senior Debt (Due 12/12)(1)	12.8%	1.0%	13.8%	30,175	30,174	30,174
		Series D Preferred Units (30.0%, 2,000,000 units)(6)					2,000	3,000
		Series A Preferred Units (516,691 units)(6)					718	—
		Series B Convertible Preferred Units (165,003 units)(6)					142	187
		Class A Common Units (1,000,000 units)(6)					333	—
Oceans Acquisition, Inc.	Healthcare	Senior Debt (Due 12/17)(1)	10.8%	—	10.8%	23,710	23,237	23,237

The accompanying notes are an integral part of these financial statements

MCG Capital Corporation
Consolidated Schedule of Investments
December 31, 2012
(dollars in thousands)

			Interest Rate(9)			Principal	Cost	Fair Value
Portfolio Company	Industry	Investment	Current	PIK	Total
Orbitz Worldwide, Inc.	Personal Transportation	Senior Debt (Due 7/14)(1)	3.2%	—	3.2%	$2,808	$2,728	$2,702
Rita’s Water Ice Franchise Company, LLC	Restaurants	Senior Debt (Due 11/16)(1)	14.0%	—	14.0%	9,375	9,301	9,301
Sagamore Hill Broadcasting, LLC(2)	Broadcasting	Senior Debt (Due 8/14)(1)	10.5%	—	10.5%	9,700	9,636	9,636
SC Academy Holdings, Inc.	Education	Subordinated Debt (Due 7/16)(1)	12.0%	—	12.0%	18,000	17,841	17,841
Softlayer Technologies, Inc.	Business Services	Senior Debt (Due 11/16)(1)	7.3%	—	7.3%	13,720	13,606	13,814
South Bay Mental Health Center, Inc	Healthcare	Subordinated Debt (Due 10/17)(1)	12.0%	2.5%	14.5%	18,333	17,984	18,219
Summit Business Media Parent Holding Company LLC	Information Services	Class E Series I Units (636 units)(1)(6)					4,120	439
		Class E Series II Units (276 units)(1)(6)					1,788	13
Sunshine Media Group, Inc.(2)	Publishing	Warrants to purchase Common Stock (expire 1/21)(6)(15)					—	—
The e-Media Club I, LLC	Investment Fund	LLC Interest (74 units)(6)					88	11
The Gavilon Group, LLC	Agriculture	Senior Debt (Due 12/16)(1)	6.0%	—	6.0%	8,500	8,409	8,489
Virtual Radiologic Corporation	Healthcare	Senior Debt (Due 12/16)(1)	7.8%	—	7.8%	13,740	13,591	12,091
Visant Corporation	Consumer Products	Senior Debt (Due 12/16)(1)	5.3%	—	5.3%	4,760	4,772	4,338
VS&A-PBI Holding LLC	Publishing	LLC Interest(6)(16)					500	—
West World Media, LLC	Information Services	Senior Debt (Due 9/15)(1)	11.0%	3.0%	14.0%	11,462	10,911	11,140
		Class A Membership Units (25,000 units) (1)(6)					1	335
		Warrant to purchase Class A Membership Units (expire 9/15)(1)(6)					324	719
Xpressdocs Holdings, Inc.	Business Services	Series A Preferred Stock (161,870 shares)(6)					500	241
Total non-affiliate investments (represents 76.5% of total investments at fair value)							534,389	365,639
Total Investments							$668,787	$477,724

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

The accompanying notes are an integral part of these financial statements

MCG Capital Corporation
Consolidated Schedule of Investments
December 31, 2011
(dollars in thousands)

			Interest Rate(9)					Fair Value
Portfolio Company	Industry	Investment	Current	PIK	Total	Principal	Cost
Affiliate Investments(3):
Advanced Sleep Concepts, Inc.(2)	Home Furnishings	Senior Debt (Due 1/14)(1)	13.4%	—	13.4%	$5,859	$5,851	$5,851
		Subordinated Debt (Due 1/14)(1)	12.0%	4.0%	16.0%	5,640	5,614	5,614
		Series A Preferred Stock (20.0%, 49 shares)					344	61
		Series B Preferred Stock (1,000 shares)(6)					—	270
		Common Stock (423 shares)(6)					524	—
		Warrants to purchase Common Stock (expire 10/16)(6)					348	—
Contract Datascan Holdings, Inc.	Business Services	Subordinated Debt (Due 3/16)(1)	12.0%	2.0%	14.0%	8,402	7,778	7,353
		Series A Preferred Stock (10.0%, 2,313 shares)(1)					2,387	1,931
		Common Stock (4,806 shares)(1)(6)					477	—
Miles Media Group, LLC(2)(12)	Business Services	Senior Debt (Due 6/16)(1)	12.5%	—	12.5%	17,738	17,444	17,309
		Warrants to purchase Class A Units (expire 3/21) (1)(6)					123	523
Stratford School Holdings, Inc.(2)	Education	Senior Debt (Due 12/15)(1)	7.5%	—	7.5%	17,500	17,412	17,412
		Series A Convertible Preferred Stock (12.0%, 10,000 shares)					123	10,191
		Warrants to purchase Common Stock (expire 5/15)(1)(6)					—	3,087
Total Affiliate Investments (represents 9.4% of total investments at fair value)							58,425	69,602

The accompanying notes are an integral part of these financial statements

MCG Capital Corporation
Consolidated Schedule of Investments
December 31, 2011
(dollars in thousands)

			Interest Rate(9)					Fair Value
Portfolio Company	Industry	Investment	Current	PIK	Total	Principal	Cost
Non-Affiliate Investments (less than 5% owned):
BarBri, Inc.	Publishing	Senior Debt (Due 6/17)(1)	6.0%	—	6.0%	$7,000	$6,936	$6,991
Bentley Systems, Incorporated	Information Services	Senior Debt (Due 12/16)(1)	5.8%	—	5.8%	9,900	9,810	9,810
Capstone Logistics, LLC	Logistics	Senior Debt (Due 9/16)(1)	10.5%	—	10.5%	29,957	29,816	29,816
Chase Doors Holdings, Inc.	Manufacturing	Senior Debt (Due 12/15)(1)	9.5%	—	9.5%	23,660	23,442	23,442
Coastal Sunbelt Holding, Inc.(2)	Food Services	Senior Debt (Due 8/14-12/15)(1)	9.1%	—	9.1%	19,961	19,818	19,818
		Subordinated Debt (Due 8/15)(1)	16.0%	—	16.0%	9,038	8,967	9,024
Coastal Sunbelt Real Estate, Inc.	Real Estate Investments	Series A-2 Preferred Stock (12.0%, 20,000 shares)					—	441
Construction Trailer Specialists, Inc.(2)	Auto Parts	Senior Debt (Due 6/13)(1)	8.6%	6.3%	14.9%	8,020	7,877	7,575
Cruz Bay Publishing, Inc.	Publishing	Subordinated Debt (Due 12/13)(1)(8)	5.3%	8.0%	13.3%	26,154	22,895	19,440
CWP/RMK Acquisition Corp.(2)	Home Furnishings	Senior Debt (Due 12/16)(7)	3.0%	—	3.0%	600	564	559
Data Based Systems International, Inc.	Business Services	Subordinated Debt (Due 8/16)(1)	10.0%	4.0%	14.0%	9,004	8,834	8,989
Education Management, Inc.	Education	Senior Debt (Due 6/15)(1)	9.3%	—	9.3%	25,000	24,775	24,963
Focus Brands Inc.	Restaurants	Senior Debt (Due 11/16)(1)	5.3%	—	5.3%	9,354	9,355	9,296
Gans Communications, L.P.(2)	Cable	Senior Debt (Due 10/17)(1)	5.3%	—	5.3%	5,565	5,548	5,520
G&L Investment Holdings, LLC(2)	Insurance	Subordinated Debt (Due 5/14)(1)	10.7%	4.3%	15.0%	17,882	17,565	17,565
		Series A Preferred Shares (14.0%, 5,000,000 shares)					8,192	7,422
		Class C Shares (621,907 shares)(6)					529	—
Golden Knight II CLO, Ltd.	Diversified Financial Services	Income Notes (Due 4/19)					3,053	2,207
Goodman Global, Inc.	Manufacturing	Senior Debt (Due 10/16)(1)	5.8%	—	5.8%	5,599	5,630	5,611
GSDM Holdings Corp.(2)	Healthcare	Senior Debt (Due 1/16)(1)	11.5%	6.0%	17.5%	26,777	26,536	26,536
		Series B Preferred Stock (12.5%, 852,950 shares)					5,292	8,117
Haws Corporation	Manufacturing	Senior Debt (Due 12/15)(1)	10.5%	—	10.5%	16,500	16,320	16,320
Industrial Safety Technologies, LLC	Manufacturing	Senior Debt (Due 9/16)(1)	10.0%	—	10.0%	22,000	21,772	21,772
Jenzabar, Inc.(10)	Technology	Senior Preferred Stock (11.0%, 3,750 shares)					6,844	6,844
		Subordinated Preferred Stock (109,800 shares)					1,098	988
		Warrants to purchase Common Stock (expire 4/16)(6)					422	16,858
Legacy Cabinets Holdings II, Inc.	Home Furnishings	Class B-1 Common Stock (2,000 shares)(6)					2,185	—
Mailsouth, Inc.	Publishing	Senior Debt (Due 12/16)(1)	6.8%	—	6.8%	4,963	4,901	4,888
Maverick Healthcare Equity, LLC	Healthcare	Preferred Units (10.0%, 1,250,000 units)					1,744	1,882
		Class A Common Units (1,250,000 units)(6)					—	484
Metropolitan Telecommunications Holding Company(2)	Communications	Senior Debt (Due 3/14-12/16)(1)	8.1%	—	8.1%	23,770	23,630	23,630

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

(12)	Investment has been reclassified from a non-affiliate investment to an affiliate investment due to certain voting rights that the Company may have prior to the exercise of the warrants.

(13)	In January 2013, we canceled a portion of our subordinated debt investment in Advanced Sleep Concepts, Inc. and abandoned all of our equity investments in that company.

(14)	In January 2013, the NDSSI Holdings, LLC senior debt investment was repaid in full and we received a final distribution on the equity investment.

(15)	In January 2013, we abandoned our equity investment in Sunshine Media Group, Inc.

(16)	In February 2013, we abandoned our equity investment in VS&A-PBI Holding LLC.

The accompanying notes are an integral part of these financial statements

MCG Capital Corporation
Notes to Consolidated Financial Statements
NOTE 1—DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION
These Financial Statements present the results of operations, financial position and cash flows of MCG Capital Corporation and its consolidated subsidiaries. The terms “we,” “our,” “us” and “MCG” refer to MCG Capital Corporation and its consolidated subsidiaries.
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
Wholly Owned Special-Purpose Financing Subsidiary—This subsidiary is a bankruptcy remote, special-purpose entity to which we transfer certain loans. The financing subsidiary, in turn, transfers the loans to a Delaware statutory trust. For accounting purposes, the transfers of the loans to the Delaware statutory trust is structured as an on-balance sheet securitization.
Small Business Investment Subsidiaries—We own Solutions Capital I, L.P., or Solutions Capital, a wholly owned subsidiary licensed by the United States Small Business Administration, or SBA, which operates as a small business investment company, or SBIC, under the Small Business Investment Act of 1958, as amended, or SBIC Act. In March 2011, we formed another wholly owned subsidiary, Solutions Capital II, L. P., which, in February 2013, received an invitation from the SBA to submit an application for a second SBIC license. Receipt of such an invitation from the SBA does not assure an applicant that the SBA will grant the additional license in any specified time period or at all. MCG is also the sole member of Solutions Capital G.P., LLC, which acts as the general partner of Solutions Capital and Solutions Capital II, L.P.
Taxable Subsidiaries—We currently qualify as a regulated investment company, or RIC, for federal income tax purposes and, therefore, are not required to pay corporate income taxes on any income or gains that we distribute to our stockholders. We have certain wholly owned taxable subsidiaries, or Taxable Subsidiaries, each of which holds one or more portfolio investments listed on our Consolidated Schedules of Investments. The purpose of these Taxable Subsidiaries is to permit us to hold portfolio companies organized as limited liability companies, or LLCs, or other forms of pass-through entities and still satisfy the RIC tax requirement that at least 90% of our gross revenue for income tax purposes must consist of investment income. Absent the Taxable Subsidiaries, a portion of the gross income of any LLC or other pass-through entity portfolio investment would flow through directly to us, and be included in the calculation of the 90% test. To the extent that such income did not consist of investment income, it could jeopardize our ability to qualify as a RIC and, therefore, cause us to incur significant federal income taxes. The income of the LLCs or other pass-through entities owned by Taxable Subsidiaries is taxed to the Taxable Subsidiaries and does not flow through to us, thereby helping us preserve our RIC status and resultant tax advantages. We do not consolidate the Taxable Subsidiaries for income tax purposes and they may generate income tax expense because of the Taxable Subsidiaries’ ownership of the portfolio companies. We reflect any such income tax expense on our Consolidated Statements of Operations.
The accompanying financial statements reflect the consolidated accounts of MCG and the following subsidiaries: Solutions Capital; Solutions Capital II, L.P.; Solutions Capital G.P., LLC; and MCG’s special-purpose financing subsidiary, MCG Finance VII, LLC.
Basis of Presentation and Use of Estimates
These consolidated financial statements and the accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America and conform to Regulation S-X under the Securities Exchange Act of 1934, as amended. We believe we have made all necessary adjustments so that the financial statements are presented fairly and that all such adjustments are of a normal recurring nature. We eliminated all significant intercompany balances. In accordance with Article 6 of Regulation S-X of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, we do not consolidate portfolio company investments, including those in which we have a controlling interest. Certain prior period information has been reclassified to conform to current year presentation. Further, in connection with the preparation of these Consolidated Financial Statements, we have evaluated subsequent events that occurred after the balance sheet date as of December 31, 2012 through the date these financial statements were issued.

Preparing financial statements requires us to make estimates and assumptions that affect the amounts reported on our Consolidated Financial Statements and accompanying notes. Although we believe the estimates and assumptions used in preparing these Consolidated Financial Statements and related notes are reasonable, actual results could differ materially.
NOTE 2—SIGNIFICANT ACCOUNTING POLICIES
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

•
Dividend Income—We accrue dividend income on equity investments with stated income, generally preferred equity, if we expect to collect the dividends. We record dividend income on common equity investments, and gains from realized distributions, when the dividend has been declared and is required to be paid.

•
Loan Origination Fees—We capitalize loan origination fees, then amortize these fees into interest income over the term of the loan using the effective interest rate method or on a straight-line basis when the loan has a revolving credit feature. In certain loan arrangements, we receive warrants or other equity interests from the borrower as additional origination fees. Typically, borrowers granting these interests are not traded publicly. We record the financial instruments received at fair value as determined in good faith by our board of directors. In certain cases, when we record a warrant or other equity instrument that results in a loan discount, we accrete the discount into income over the term of the loan.

•
Advisory Fees and Other Income—We charge our portfolio companies fees for services that we provide, including advisory and management services, prepayments, research, structuring, and other fees. We generally recognize these fees when earned. We recognize prepayment fees upon receipt. Finally, certain of the bank accounts in which we maintain cash balances pay interest, which we recognize when the interest is earned.

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
Each quarter, we record the difference between the carrying value of our investments and the fair values determined by the board of directors as unrealized appreciation (depreciation) on investments on our Consolidated Statements of Operations. Upon the ultimate disposition of an asset in our portfolio, we reverse any previously recorded unrealized appreciation (depreciation) and realize a gain (loss) on investment that reflects the difference between the carrying cost of the investment and the net proceeds from the sale, including proceeds held in escrow that we record as restricted cash on our Consolidated Balance Sheet. See Note 4—Fair Value Measurement for additional information about the methodologies that the board of directors uses to determine the fair value of our investments, as well as our application of ASC 820.
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

BORROWING FACILITIES
As described more fully in Note 6—Borrowings, we have borrowed funds from various sources including debentures guaranteed by the SBA, an unsecured credit facility, private placements, and a warehouse loan facility. In addition, we have a bankruptcy-remote, special-purpose entity that issued debt collateralized by pools of loans that we have transfered to the entity. We have recorded our obligation to repay all our borrowings at cost on our Consolidated Balance Sheets. We account for loans transferred to our bankruptcy remote, special-purpose entity for use in securitization transactions in accordance with ASC Topic 860—Transfers and Servicing, or ASC 860.
Debt issuance costs include fees and other direct incremental costs incurred in connection with our borrowings. We amortize these costs ratably over the contractual term of the borrowing facility using the effective interest method and include this amortization in interest expense on our Consolidated Statements of Operations. For facilities with a revolving credit feature, we amortize these costs on a straight-line basis.
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

NOTE 3—INVESTMENT PORTFOLIO
The following table summarizes the composition of our investment portfolio at cost and fair value:

	COST BASIS				FAIR VALUE BASIS
	December 31, 2012		December 31, 2011		December 31, 2012		December 31, 2011
(dollars in thousands)	Investments at Cost	% of Total Portfolio	Investments at Cost	% of Total Portfolio	Investments at Fair Value	% of Total Portfolio	Investments at Fair Value	% of Total Portfolio
Debt Investments
Senior secured debt	$297,842	44.6%	$551,402	54.2%	$291,760	61.1%	$492,488	66.4%
Subordinated debt
Secured	127,288	19.0	134,721	13.2	114,983	24.1	124,289	16.8
Unsecured	26,274	3.9	12,009	1.2	26,274	5.4	12,203	1.7
Total debt investments	451,404	67.5	698,132	68.6	433,017	90.6	628,980	84.9
Equity investments
Preferred	46,403	6.9	297,283	29.3	41,558	8.7	89,931	12.1
Common/common equivalents	170,980	25.6	21,803	2.1	3,149	0.7	22,255	3.0
Total equity investments	217,383	32.5	319,086	31.4	44,707	9.4	112,186	15.1
Total investments	$668,787	100.0%	$1,017,218	100.0%	$477,724	100.0%	$741,166	100.0%

Our debt instruments bear contractual interest rates ranging from 2.5% to 16.5%, a portion of which may be in the form of PIK. As of December 31, 2012, approximately 76.3% of the fair value of our loan portfolio had variable interest rates, based on either the London Interbank Offer Rate, or LIBOR, or the prime rate, and 23.7% of the fair value of our loan portfolio had fixed interest rates. As of December 31, 2012, approximately 67.3% of our loan portfolio, at fair value, had LIBOR floors between 1.0% and 3.0% on a LIBOR-based index and prime floors between 1.75% and 6.0%. At origination, our loans generally have four- to six-year stated maturities. Borrowers typically pay an origination fee based on a percent of the total commitment and a fee on undrawn commitments.
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

The following table summarizes the cost and fair value of loans more than 90 days past due and loans on non-accrual status:

	COST BASIS				FAIR VALUE BASIS
	December 31, 2012		December 31, 2011		December 31, 2012		December 31, 2011
(dollars in thousands)	Investments at Cost	% of Loan Portfolio	Investments at Cost	% of Loan Portfolio	Investments at Fair Value	% of Loan Portfolio	Investments at Fair Value	% of Loan Portfolio
Loans greater than 90 days past due
On non-accrual status	$3,897	0.86%	$13,963	2.00%	$—	—%	$9,615	1.53%
Not on non-accrual status	—	—	—	—	—	—	—	—
Total loans greater than 90 days past due	$3,897	0.86%	$13,963	2.00%	$—	—%	$9,615	1.53%
Loans on non-accrual status
0 to 90 days past due	$12,880	2.85%	$69,241	9.92%	$607	0.14%	$9,704	1.54%
Greater than 90 days past due	3,897	0.86	13,963	2.00	—	—	9,615	1.53
Total loans on non-accrual status	$16,777	3.71%	$83,204	11.92%	$607	0.14%	$19,319	3.07%
The following table summarizes our investment portfolio by industry at fair value:

	December 31, 2012		December 31, 2011
(dollars in thousands)	Investments at Fair Value	Percent of Total Portfolio	Investments at Fair Value	Percent of Total Portfolio
Healthcare	$106,119	22.2%	$84,660	11.4%
Business services	64,947	13.6	78,468	10.6
Education	59,783	12.5	69,124	9.3
Electronics	33,361	7.0	31,966	4.3
Publishing	30,646	6.4	31,319	4.2
Manufacturing	28,728	6.0	77,849	10.5
Logistics	27,237	5.7	33,684	4.5
Insurance	26,529	5.6	24,987	3.4
Broadcasting	25,372	5.3	28,185	3.8
Agriculture	21,781	4.6	9,464	1.3
Information services	12,646	2.7	21,672	2.9
Restaurants	9,301	1.9	18,578	2.5
Home furnishings	7,806	1.6	12,355	1.7
Auto parts	6,434	1.3	19,778	2.7
Cable	5,061	1.1	43,122	5.8
Communications	1,087	0.2	34,507	4.7
Technology	988	0.2	24,690	3.3
Plastic products	—	—	21,784	2.9
Food services	—	—	28,842	3.9
Repair services	—	—	19,839	2.7
Cosmetics	—	—	8,521	1.2
Other(a)	9,898	2.1	17,772	2.4
Total	$477,724	100.0%	$741,166	100.0%
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
Assets Measured at Fair Value on a Recurring Basis
The following table presents the assets that we report at fair value on our Consolidated Balance Sheets by fair value hierarchy:

	December 31, 2012
(in thousands)	Internal Models with Significant		Total Fair Value Reported in Consolidated Balance Sheet
	Observable Market Parameters (Level 2)	Unobservable Market Parameters (Level 3)
Non-affiliate investments
Senior secured debt	$57,199	$163,125	$220,324
Subordinated secured debt	—	96,585	96,585
Unsecured subordinated debt	—	26,274	26,274
Preferred equity	2,847	16,561	19,408
Common/common equivalents	—	3,048	3,048
Total non-affiliate investments	60,046	305,593	365,639
Affiliate investments
Senior secured debt	—	48,060	48,060
Subordinated secured debt	—	7,880	7,880
Preferred equity	—	6,038	6,038
Common/common equivalents	—	101	101
Total affiliate investments	—	62,079	62,079
Control investments
Senior secured debt	—	23,376	23,376
Subordinated secured debt	—	10,518	10,518
Preferred equity	—	16,112	16,112
Total control investments	—	50,006	50,006
Total assets at fair value	$60,046	$417,678	$477,724
As of December 31, 2012, we had no investments that had quoted market prices in active markets, which we would categorize as Level 1 investments under ASC 820. Cash and cash equivalents are carried at cost which approximates fair value and are Level 1 assets.
Valuation Methodologies and Procedures
As required by the 1940 Act, we classify our investments by level of control. Control investments include both majority-owned control investments and non-majority owned control investments. A majority-owned control investment represents a security in which we own more than 50% of the voting interest of the portfolio company and generally control its board of directors. A non-majority owned control investment represents a security in which we own 25% to

50% of the portfolio company’s voting equity. As of December 31, 2012, our portfolio contained no non-majority control investments. Non-control investments represent both affiliate and non-affiliate securities for which we do not have a controlling interest. Affiliate investments represent securities in which we own 5% to 25% of the portfolio company’s equity. Non-affiliate investments represent securities in which we own less than 5% of the portfolio company’s equity.

•
Majority-Owned Control Investments—Majority-owned control investments comprise 10.5% of our investment portfolio as of December 31, 2012. Market quotations are not readily available for these investments; therefore, we use a combination of market and income approaches to determine their fair value. Typically, private companies are bought and sold based on multiples of earnings before interest, taxes, depreciation and amortization, or EBITDA, cash flows, net income, revenues or, in limited cases, book value. Generally, we apply multiples that we observe for other comparable companies to relevant financial data for the portfolio company in question. Also, in a limited number of cases, we use income approaches to determine fair value, based on our projections of the discounted future free cash flows that the portfolio company will likely generate, as well as industry derived capital costs. Our valuation approaches for majority-owned investments estimate the value upon a hypothetical sale or exit and then allocates such value to the investment's securities in order of their relative liquidation preference. In addition, the we assume that any outstanding debt or other securities that are senior to our securities are required to be repaid at par. These valuation approaches consider the value of our ability to control the portfolio company’s capital structure and the timing of a potential exit.

•
Non-Control Investments—Non-control investments comprise 89.5% of our investment portfolio as of December 31, 2012. Quoted prices are not available for 85.9% of our non-control investments as of December 31, 2012. For our non-control equity investments, we use the same market and income approaches used to value our control investments. For non-control debt investments for which no quoted prices are available, we estimate fair value using a market-yield approach based on the expected future cash flows discounted at the loans’ effective interest rates, based on our estimate of current market rates. We may adjust discounted cash flow calculations to reflect other market conditions or the perceived credit risk of the borrower. In the event the fair value of a non-control debt investment, as determined by the same market or income approach used to value our control investments, is below our cost, we estimate the fair value using the market or income approach.

•
Thinly-Traded and Over-the-Counter Securities—Generally, we value securities that are traded in the over-the-counter market or on a stock exchange at the average of the prevailing bid and ask prices on the date of the relevant period end. However, we may apply a discount to the market value of restricted or thinly-traded public securities to reflect the impact that these restrictions have on the value of these securities. We review factors, including the trading volume, total securities outstanding and our percentage ownership of securities to determine whether the trading levels are active (Level 1) or inactive (Level 2). As of December 31, 2012, these securities represented 12.6% of our investment portfolio. We utilize independent pricing services to arrive at certain of our fair value estimates. The majority of our level 2 investments are senior debt investments that are secured and collateralized. To corroborate “bid/ask” quotes from independent pricing services we perform a market-yield approach to validate prices obtained or obtain other evidence.

Our valuation analyses incorporate the impact that key events could have on the securities’ values, including public and private mergers and acquisitions, purchase transactions, public offerings, letters of intent and subsequent debt or equity sales. Our valuation analyses also include key external data, such as market changes and industry valuation benchmarks. We also engage independent valuation firms to provide additional data points for our quarterly valuation analyses. Our general practice is to obtain an independent valuation or review of valuation at least once per year for each portfolio investment that had a fair value in excess of $5.0 million, unless the fair value has otherwise been derived through a sale of some or all of our investment in the portfolio company or is a new investment made within the last twelve months. In total, as of December 31, 2012, we either obtained a valuation or review from an independent firm, considered new investments made or used market quotes in the preceding twelve-month period to calculate 99.0% of our investment portfolio, calculated on a fair value basis.
The majority of the valuations performed by the independent valuation firms utilize proprietary models and inputs. We have used, and intend to continue to use, independent valuation firms to provide additional support for our internal analyses.
Our board of directors sets our valuation policies and procedures and determines the fair value of our investments. The investment and valuation committee of our board of directors meets at least quarterly with our executive management to review management’s recommendations of fair value of our investments. Our board of directors considers our valuations, as well as the independent valuations and reviews, in its determination of the fair value of our investments.
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
Changes in Level 3 Fair Value Measurements
We classify securities in the Level 3 valuation hierarchy based on the significance of the unobservable factors to the overall fair value measurement. Our fair value approach for Level 3 securities primarily uses unobservable inputs, but may also include observable, actively quoted components derived from external sources. Accordingly, the gains and losses in the table below include fair value changes due, in part, to observable factors. Additionally, we transfer investments in and out of Level 1, 2 and 3 securities as of the ending balance sheet date, based on changes in the use of observable and unobservable inputs utilized to perform the valuation for the period. During each of the twelve months ended December 31, 2012 and 2011, there were no transfers in or out of Level 1, 2 or 3.

The following table provides a reconciliation of fair value changes during the twelve months ended December 31, 2012 for all investments for which we determine fair value using unobservable (Level 3) factors.

(in thousands)	Fair value measurements using unobservable inputs (Level 3)
	Non-affiliate Investments	Affiliate Investments	Control Investments	Total
Fair value December 31, 2011
Senior secured debt	$280,371	$40,572	$62,615	$383,558
Subordinated secured debt	100,967	12,967	10,355	124,289
Unsecured subordinated debt	12,203	—	—	12,203
Preferred equity	28,978	12,453	46,293	87,724
Common/common equivalents equity	18,645	3,610	—	22,255
Total fair value December 31, 2011	441,164	69,602	119,263	630,029
Realized/unrealized gain (loss)
Senior secured debt	(41)	(204)	4,034	3,789
Subordinated secured debt	266	(5,140)	—	(4,874)
Unsecured subordinated debt	(194)	—	8	(186)
Preferred equity	(885)	2,980	(14,526)	(12,431)
Common/common equivalents equity	94	138	—	232
Total realized/unrealized gain (loss)	(760)	(2,226)	(10,484)	(13,470)
Issuances
Senior secured debt	50,597	28,502	109	79,208
Subordinated secured debt	46,349	402	323	47,074
Unsecured subordinated debt	26,446	—	—	26,446
Preferred equity	2,462	3,438	1,919	7,819
Common/common equivalents equity	—	61	—	61
Total issuances	125,854	32,403	2,351	160,608
Settlements
Senior secured debt	(167,802)	(20,810)	(43,382)	(231,994)
Subordinated secured debt	(50,997)	(349)	(160)	(51,506)
Unsecured subordinated debt	(12,181)	—	(8)	(12,189)
Preferred equity	(12,103)	—	(1,711)	(13,814)
Common/common equivalents equity	(15,647)	—	—	(15,647)
Total settlements	(258,730)	(21,159)	(45,261)	(325,150)
Sales
Preferred equity	(1,891)	(12,833)	(15,863)	(30,587)
Common/common equivalents equity	(44)	(3,708)	—	(3,752)
Total sales	(1,935)	(16,541)	(15,863)	(34,339)
Fair value as of December 31, 2012
Senior secured debt	163,125	48,060	23,376	234,561
Subordinated secured debt	96,585	7,880	10,518	114,983
Unsecured subordinated debt	26,274	—	—	26,274
Preferred equity	16,561	6,038	16,112	38,711
Common/common equivalents equity	3,048	101	—	3,149
Total fair value as of December 31, 2012	$305,593	$62,079	$50,006	$417,678
There were no purchases of level 3 investments during the twelve months ended December 31, 2012.

The following table provides a reconciliation of fair value changes during the twelve-month period ended December 31, 2011 for all investments for which we determine fair value using unobservable (Level 3) factors.

(in thousands)	Fair value measurements using unobservable inputs (Level 3)
	Non-affiliate Investments	Affiliate Investments	Control Investments	Total
Fair value December 31, 2010
Senior secured debt	$325,874	$24,207	$75,714	$425,795
Subordinated secured debt	121,743	12,348	56,218	190,309
Unsecured subordinated debt	12,321	—	—	12,321
Preferred equity	24,741	13,197	178,357	216,295
Common/common equivalents equity	29,170	3,548	—	32,718
Total fair value December 31, 2010	513,849	53,300	310,289	877,438
Realized/unrealized gain (loss)
Senior secured debt	(1,913)	(136)	(60,823)	(62,872)
Subordinated secured debt	2,717	(413)	33,727	36,031
Unsecured subordinated debt	194	—	(87)	107
Preferred equity	3,830	1,345	(95,853)	(90,678)
Common/common equivalents equity	(8,865)	100	4	(8,761)
Total realized/unrealized gain (loss)	(4,037)	896	(123,032)	(126,173)
Purchases
Senior secured debt	—	—	11,863	11,863
Preferred equity	2,000	—	4,300	6,300
Common/common equivalents equity	—	123	—	123
Total purchases	2,000	123	16,163	18,286
Issuances
Senior secured debt	84,689	21,947	44,206	150,842
Subordinated secured debt	30,628	1,032	1,224	32,884
Unsecured subordinated debt	1,945	—	—	1,945
Preferred equity	1,899	1,186	13,354	16,439
Common/common equivalents equity	533	67	—	600
Total issuances	119,694	24,232	58,784	202,710
Settlements
Senior secured debt	(118,073)	(5,446)	(8,345)	(131,864)
Subordinated secured debt	(54,121)	—	(80,814)	(134,935)
Unsecured subordinated debt	(2,257)	—	87	(2,170)
Preferred equity	(3,209)	(3,275)	(12,171)	(18,655)
Common/common equivalents equity	(249)	(228)	(4)	(481)
Total settlements	(177,909)	(8,949)	(101,247)	(288,105)
Sales
Senior secured debt	(10,206)	—	—	(10,206)
Preferred equity	(283)	—	(41,694)	(41,977)
Common/common equivalents equity	(1,944)	—	—	(1,944)
Total sales	(12,433)	—	(41,694)	(54,127)
Fair value as of December 31, 2011
Senior secured debt	280,371	40,572	62,615	383,558
Subordinated secured debt	100,967	12,967	10,355	124,289
Unsecured subordinated debt	12,203	—	—	12,203
Preferred equity	28,978	12,453	46,293	87,724
Common/common equivalents equity	18,645	3,610	—	22,255
Total fair value as of December 31, 2011	$441,164	$69,602	$119,263	$630,029

Unrealized (Depreciation) Appreciation of Level 3 Investments
The following table summarizes the unrealized (depreciation) appreciation that we recognized on those investments for which we determined fair value using unobservable inputs (Level 3) for the twelve months ended December 31, 2012 and 2011.

	Year ended December 31, 2012				Year ended December 31, 2011
(in thousands)	Non-affiliate Investments	Affiliate Investments	Control Investments	Total	Non-affiliate Investments	Affiliate Investments	Control Investments	Total
Change in unrealized appreciation (depreciation)
Senior secured debt	$539	$(204)	$4,160	$4,495	$28,806	$—	$(43,731)	$(14,925)
Subordinated secured debt	(1,249)	(5,140)	—	(6,389)	14,745	(413)	45,563	59,895
Unsecured subordinated debt	81	—	—	81	1,633	—	1,332	2,965
Preferred equity	(44)	372	(13,380)	(13,052)	3,164	2,048	(84,173)	(78,961)
Common/common equivalents equity	70	(568)	—	(498)	(6,919)	(300)	1,000	(6,219)
Total change in unrealized appreciation (depreciation) on Level 3 investments	$(603)	$(5,540)	$(9,220)	$(15,363)	$41,429	$1,335	$(80,009)	$(37,245)
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
The following table summarizes the significant unobservable inputs in the fair value measurements of our level 3 investments by category of investment and valuation technique as of December 31, 2012.

($ in thousands)	Fair Value	Valuation Techniques	Unobservable Inputs	Range		Weighted
				Minimum	Maximum	Average
Senior debt	$234,561	Discounted cash flow	Market interest rate	6.8%	12.8%	9.4%
		Discounted cash flow	Discount rate	4.1%	4.1%	4.1%
		Market comparable companies	EBITDA multiple(a)	7.5x	7.5x	7.5x
		Pending transactions/Letters of intent	Discount	—%	—%	—%
Subordinated debt	141,257	Discounted cash flow	Market interest rate	11.2%	14.8%	13.0%
		Market comparable companies	EBITDA multiple(a)	5.0x	7.5x	7.5x
		Pending transactions/Letters of intent	Discount	—%	—%	—%
Preferred and common equity	41,860	Market comparable companies	EBITDA multiple(a)	4.4x	9.5x	7.5x
			Discount for minority interest	—%	25.0%	1.6%
		Pending transactions/Letters of intent	Discount	—%	—%	—%
		Residual assets	Discount	25.0%	25.0%	25.0%
	$417,678

(a)	EBITDA may include proforma adjustments and/or other addbacks based on specific circumstances related to each investment.

NOTE 5—CONCENTRATIONS OF INVESTMENT RISK
During the twelve months ended December 31, 2012, we had concentrations in certain industries, including the healthcare, business services and education industries. The following table summarizes our fair value and revenue concentrations in each of those industries:

	Investments at fair value				Revenue for the year ended
	December 31, 2012		December 31, 2011		December 31, 2012		December 31, 2011
(dollars in thousands)	Amount	% of Total Portfolio	Amount	% of Total Portfolio	Amount	% of Total Revenue	Amount	% of Total Revenue
Industry
Healthcare	$106,119	22.2%	$84,660	11.4%	$9,160	15.0%	$10,926	12.7%
Business services	64,947	13.6	78,468	10.6	7,247	11.9	9,967	11.6
Education	59,783	12.5	69,124	9.3	5,286	8.7	4,742	5.5
Total	$230,849	48.3%	$232,252	31.3%	$21,693	35.6%	$25,635	29.8%

NOTE 6—BORROWINGS
As of December 31, 2012, we reported $248.1 million of borrowings on our Consolidated Balance Sheets at cost. The following table summarizes our borrowing facilities, the facility amounts and amounts outstanding.

		December 31, 2012		December 31, 2011
(dollars in thousands)	Maturity Date	Total Facility/ Program	Amount Outstanding	Total Facility/ Program	Amount Outstanding
SBIC
2008-10B	September 2018	$2,600	$2,600	$2,600	$2,600
2009-10A	March 2019	12,000	12,000	12,000	12,000
2009-10B	September 2019	13,000	13,000	13,000	13,000
2010-10B	September 2020	27,500	27,500	27,500	27,500
2011-10A	March 2021	53,500	53,500	53,500	53,500
2012-10A	March 2022	41,400	41,400	41,400	20,000
MCG Commercial Loan Trust 2006-1
Series 2006-1 Class A-1 Notes	April 2018(a)	—	—	63,389	63,389
Series 2006-1 Class A-2 Notes	April 2018(a)	—	—	2,983	2,983
Series 2006-1 Class A-3 Notes	April 2018(a)	—	—	50,711	50,711
Series 2006-1 Class B Notes	April 2018(a)	37,151	37,151	58,750	58,750
Series 2006-1 Class C Notes(b)	April 2018(a)	45,000	32,000	45,000	32,000
Series 2006-1 Class D Notes(c)	April 2018(a)	45,945	28,902	46,494	29,247
Bank of America Unsecured Revolver
Unsecured Revolving Note	November 2014	20,000	—	—	—
Commercial Loan Funding Trust
Variable Funding Note	January 2014(d)	—	—	150,000	55,822
Private Placement Notes
Series 2007-A	October 2012	—	—	8,717	8,717
Total borrowings		$298,096	$248,053	$576,044	$430,219

(a)    Borrowings under the MCG Commercial Loan Trust 2006-1 facility are listed based on the contractual maturity date.  The reinvestment period for this facility ended on July 20, 2011 and we have used and will use all subsequent principal collections from collateral in the facility to repay the securitized debt.

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

We estimate that the fair value of these borrowings as of December 31, 2012 was approximately $250.1 million, based on market data and current interest rates. This fair value is estimated from market quotes in an inactive market provided by an independent pricing service for $93.1 million of our borrowings (level 2) and a market-yield approach for $157.0  million (level 3) of our borrowings.
As a BDC, we are not permitted to incur indebtedness or issue senior securities, including preferred stock, unless immediately after such borrowing our asset coverage ratio for total borrowings (excluding borrowings by our SBIC facility) of at least 200%. In addition, we may not be permitted to declare any cash dividend or other distribution on our outstanding common shares, or purchase any such shares, unless, at the time of such declaration or purchase, we have an asset coverage ratio of at least 200% after deducting the amount of such dividend, distribution or purchase price. If we are unable to meet this asset coverage requirement, we may not be able to incur additional debt. As of December 31, 2012, our ratio of total assets to total borrowings and other senior securities was 478%.
Each of our borrowing facilities has certain financial covenants and non-financial covenants. We were in compliance with the covenants as of December 31, 2012 and 2011.
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

(in thousands)	December 31, 2012
2013(a)	$15,038
2014	—
2015	—
2016	—
2017	—
Thereafter	233,015
Total	$248,053

(a)	Reflects repayments we are required to make in connection with principal collections from collateral loans in our MCG Commercial Loan Trust 2006-1.
SBIC Debentures
In December 2004, we formed a wholly owned subsidiary Solutions Capital. Solutions Capital has a license from the SBA to operate as an SBIC under the SBIC Act. The license permits Solutions Capital to borrow up to $150.0 million from the SBA, which is the maximum amount of outstanding leverage available to single-license SBIC companies.
In March 2011, we formed another wholly owned subsidiary, Solutions Capital II, L. P. In September 2012, we submitted documentation to the SBA in support of a potential SBIC license for Solutions Capital II, L.P. In February 2013, we received a letter from the SBA inviting us to file a formal license application, which we are in the process of preparing for submission. There is no assurance that the SBA will grant the additional license in any specified time period or at all. Currently, a second SBIC license would grant us the ability to borrow up to an additional $75 million from the SBA, or two times the amount of statutory equity capital we invest in Solutions Capital II, L.P. If approved and depending on available capital, we intend to fund the entire $37.5 million using unrestricted cash.
To realize the full $150.0 million in borrowings for which we have received approval under the SBIC program, we have funded a total of $75.0 million to Solutions Capital. As of December 31, 2012 and December 31, 2011, Solutions Capital had borrowed $150.0 million and $128.6 million, respectively. We are permitted to use these funds to provide debt and equity capital to qualifying small businesses. However, we may not use these borrowings to provide additional financing to certain companies that are currently in our portfolio without SBA approval. In addition, we may not use these funds to provide working capital to MCG, Solutions Capital's parent company.

As of December 31, 2012 and December 31, 2011, we had $187.9 million and $182.4 million, respectively, of investments in our SBIC and we had $48.3 million and $28.8 million, respectively, of restricted cash to be used for additional investments in our SBIC.
Once drawn, the SBIC debentures bear an interim interest rate of LIBOR plus 30 basis points. The rate then becomes fixed at the time of SBA pooling, which occurs twice each year, and is set to the then-current 10-year treasury rate plus a spread and an annual SBA charge. As of December 31, 2012, the SBIC had borrowings outstanding as summarized in the following table:

	Amount Outstanding
(dollars in thousands)	December 31, 2012	December 31, 2011	Rate
Tranche
2008-10B	$2,600	$2,600	6.44%	Fixed
2009-10A	12,000	12,000	5.34%	Fixed
2009-10B	13,000	13,000	4.95%	Fixed
2010-10B	27,500	27,500	3.93%	Fixed
2011-10A	53,500	53,500	4.80%	Fixed
2012-10A	41,400	20,000	3.38%	Fixed
Total	$150,000	$128,600	4.33%
In October 2008, we received exemptive relief from the SEC which allows us to exclude debt issued by Solutions Capital from the calculation of our consolidated BDC asset coverage ratio.
MCG Commercial Loan Trust 2006-1
In April 2006, we completed a $500.0 million debt securitization through the MCG Commercial Loan Trust 2006-1, or 2006-1 Trust, a wholly owned subsidiary. The 2006-1 Trust issued $106.25 million of Class A-1 Notes, $50.0 million of Class A-2 Notes, $85.0 million of Class A-3 Notes, $58.75 million of Class B Notes, $45.0 million of Class C Notes and $47.5 million of Class D Notes. The respective classes of notes were issued with interest at LIBOR plus 0.33%, 0.35%, 0.33%, 0.58%, 1.05% and 2.25%. As of December 31, 2012, we have repaid all of the Class A notes.
All of the notes are secured by the assets of the 2006-1 Trust. The following table summarizes the fair value of the assets securitized under this facility as of December 31, 2012 and December 31, 2011:

(dollars in thousands)	December 31, 2012		December 31, 2011
	Amount	%	Amount	%
Securitized assets
Senior secured debt	$136,513	74.2%	$258,722	78.9%
Subordinated secured debt	30,025	16.3	43,640	13.3
Common Equity	452	0.3	282	0.1
Total securitized assets	166,990	90.8	302,644	92.3
Cash, securitization accounts	16,980	9.2	25,195	7.7
Total collateral	$183,970	100.0%	$327,839	100.0%
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

Bank of America Unsecured Revolver
In November 2012, we entered into an unsecured revolving credit facility with Bank of America, N.A. in the principal amount of $20.0 million, or Bank of America Unsecured Revolver. Advances under the Bank of America Unsecured Revolver will bear interest at LIBOR plus 3.5% per annum, and will expire in November 2014. We paid a closing fee in the amount of $0.2 million as well as other transaction costs of $0.2 million, which we capitalized and amortize on a straight-line basis into interest expense on our Consolidated Statements of Operations over the two-year term of the facility. As of December 31, 2012, there were no borrowings outstanding on the Bank of America Unsecured Revolver.
The Bank of America Unsecured Revolver is subject to certain collateral requirements and financial covenants. Included among them are requirements that we maintain a ratio of all unencumbered assets to outstanding amounts under the Bank of America Unsecured Revolver of at least four-to-one, as well as a ratio of unencumbered cash and senior portfolio loans to outstanding amounts under the Bank of America Unsecured Revolver of at least three-to-one. The Bank of America Unsecured Revolver may be prepaid at any time, and is required to be paid in full for a period of at least five consecutive calendar days during each quarter.
Commercial Loan Funding Trust
Through the MCG Commercial Loan Funding Trust, we had a warehouse financing facility funded through SunTrust Bank. On May 15, 2012, we repaid in full the remaining $34.5 million balance and terminated the facility recognizing $0.8 million of unamortized deferred financing fees in interest expense. The SunTrust Warehouse was secured primarily by MCG Commercial Loan Funding Trust’s assets, including commercial loans that we sold to the trust.
In January 2012, we entered into an amendment to the SunTrust Warehouse, which, among other things, accelerated the scheduled termination date to January 17, 2012 and set the final legal maturity of this facility to January 17, 2014. In connection with the execution of the amendment, we paid an amendment fee of $0.5 million and recognized in interest expense approximately $1.5 million of accelerated unamortized deferred financing fees.
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
Stock Repurchase Program
On January 17, 2012, our board of directors authorized a stock repurchase program of up to $35.0 million. Under the program, we are authorized to repurchase shares in open market transactions, including through block purchases, depending on prevailing market conditions and other factors. The repurchase program may be extended, modified or discontinued at any time for any reason. The program does not obligate us to acquire any specific number of shares, and all repurchases will be made in accordance with SEC Rule 10b-18, which sets certain restrictions on the method, timing, price and volume of stock repurchases. During the twelve months ended December 31, 2012, we repurchased 6,182,046 shares of our common stock at a weighted average purchase price of $4.40 per share, which was a 18.7% discount from our quarterly net asset value per share.

Distributions
The following table summarizes our distributions per share declared since January 1, 2010:

Date Declared	Record Date	Payment Date	Amount
March 1, 2013	March 15, 2013	March 29, 2013	$0.125
October 26, 2012	November 16, 2012	November 30, 2012	$0.125
July 27, 2012	August 17, 2012	August 31, 2012	$0.140
April 27, 2012	June 13, 2012	July 13, 2012	$0.140
February 24, 2012	April 13, 2012	May 15, 2012	$0.170
October 31, 2011	December 15, 2011	January 13, 2012	$0.170
August 1, 2011	September 14, 2011	October 14, 2011	$0.170
May 5, 2011	June 15, 2011	July 15, 2011	$0.170
March 1, 2011	March 15, 2011	April 15, 2011	$0.150
November 2, 2010	December 9, 2010	January 6, 2011	$0.140
August 3, 2010	September 7, 2010	October 4, 2010	$0.120
April 29, 2010	June 2, 2010	July 2, 2010	$0.110
NOTE 8—EMPLOYEE BENEFIT PLANS
All full-time employees, and those part-time employees who work at least 1,000 hours per year, are eligible to participate in a contributory employee savings plan that we sponsor under Section 401(k) of the Internal Revenue Code, or 401(k) Plan. Eligible employees may participate in the 401(k) Plan beginning on the first day of the calendar quarter following their respective date of hire. We match a portion of the contribution made by employees to the 401(k) Plan, based upon a percentage of defined compensation. During the years ended December 31, 2012, 2011 and 2010, we incurred $152,000, $345,000 and $325,000, respectively, in expenses related to the 401(k) Plan.
NOTE 9—SHARE BASED COMPENSATION
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
During the twelve months ended December 31, 2012 and 2011, we issued 1,000,000 shares and 737,250 shares, respectively, of restricted stock under the 2006 Plan with a weighted-average fair value per share of common stock at the award date of $4.43 and $6.14, respectively.
During each of the twelve months ended December 31, 2012 and 2011, we recognized $2.1 million of compensation expense related to share-based compensation awards. As of December 31, 2012, all the restricted share awards for which forfeiture provisions had not lapsed carried non-forfeitable dividend rights to the holder of the restricted shares. As of December 31, 2012, we had $4.4 million of unrecognized compensation cost related to restricted common stock awarded to employees. We expect to recognize these costs over the remaining weighted-average requisite service period of 3.0 years.
Long-Term Incentive Plan
On July 23, 2009, our board of directors approved the Long-Term Incentive Plan, or the LTIP, which was effective for the three-year period ended July 22, 2012. LTIP participants, including our executive officers and key, non-executive employees, received 862,917 shares of our restricted common stock issued under the 2006 Plan and $3.0 million of cash bonuses upon the achievement of specific stock price thresholds. The plan expired on July 22, 2012 and no additional stock or cash awards can be issued under the LTIP. During each of the twelve months ended December 31, 2012 and 2011, we recognized less than $0.1 million of compensation expense for the equity awards.
NON-EMPLOYEE DIRECTOR SHARE-BASED COMPENSATION
During June 2006, our stockholders initially approved the 2006 Non-Employee Director Restricted Stock Plan, which was subsequently amended and restated and which we refer to as the 2006 Non-Employee Plan. In May 2010, our stockholders approved an amendment to the 2006 Non-Employee Plan that increased the number of shares we may award to non-employee members of our board of directors from 100,000 to 150,000 shares. During the twelve months ended December 31, 2012 and 2011, we awarded 22,500 and 15,000 shares, respectively, of restricted common stock to non-employee directors. During the twelve months ended December 31, 2012 and 2011, we recognized $0.1 million and $64,000, respectively, of compensation costs related to share-based awards to non-employee directors. We include this compensation cost in general and administrative expense on our Consolidated Statements of Operations. As of December 31, 2012, we had less than $0.1 million of unrecognized compensation cost related to restricted common stock awarded to non-employee directors, which we expect to recognize over the remaining weighted-average requisite service period of 1.9 years.
SUMMARY OF EMPLOYEE AND NON-EMPLOYEE DIRECTOR SHARE-BASED COMPENSATION
The following table summarizes our restricted stock award activity during the twelve months ended December 31, 2012:

	Shares	Weighted-Average Grant Date Fair Value per Share
Subject to forfeiture provisions as of December 31, 2011	430,510	$6.14
Awarded	1,022,500	$4.43
Forfeiture provision satisfied	(275,265)	$5.25
Forfeited	(35,725)	$6.87
Subject to forfeiture provisions as of December 31, 2012	1,142,020	$4.69
NOTE 10—CORPORATE RESTRUCTURING
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
During the twelve months ended December 31, 2012 and 2011, we incurred $69,000 and $4.3 million of restructuring expenses related to severance obligations, which we reported as a separate line item on our Consolidated Statements of Operations.

We included liabilities associated with our restructuring in other liabilities on our Consolidated Balance Sheets. The following table summarizes changes in the balance of our restructuring liabilities from December 31, 2009 through December 31, 2012:

(in thousands)	Severance Benefits(a)	Other	Total
Balance as of December 31, 2009	$178	$111	$289
Additions	—	—	—
Accretion	—	1	1
Cash payments	—	(27)	(27)
Balance as of December 31, 2010	$178	$85	$263
Additions	3,747	36	3,783
Accretion	56	1	57
Cash payments	(1,509)	(68)	(1,577)
Balance as of December 31, 2011	$2,472	$54	$2,526
Additions	—	—	—
Accretion	66	—	66
Cash payments	(1,890)	(33)	(1,923)
Balance as of December 31, 2012	$648	$21	$669
NOTE 11—INCOME TAXES
As a RIC, we are taxed under Subchapter M of the Internal Revenue Code. As such, our income generally is not taxable to the extent we distribute it to stockholders and we meet certain qualification tests as outlined in the Internal Revenue Code. However, income from certain investments owned by our wholly owned subsidiaries is subject to federal, state and local income taxes. During 2012 and 2011, we declared and paid distributions from ordinary income that were sufficient to meet our distribution requirements as a RIC. On a continuing basis, we monitor distribution requirements in order to comply with Subchapter M of the Internal Revenue Code.
We use the asset and liability method to account for our Taxable Subsidiaries' income taxes. Using this method, we recognize deferred tax assets and liabilities for the estimated future tax effects attributable to temporary differences between financial reporting and the tax basis of assets and liabilities. In addition, we recognize deferred tax benefits associated with net operating carryforwards that we may use to offset future tax obligations. We measure deferred tax assets and liabilities using the enacted tax rates expected to apply to taxable income in the years in which we expect to recover or settle those temporary differences. During the twelve months ended December 31, 2012, 2011 and 2010, we recorded income tax provisions of $0.3 million, $37,000 and $1.8 million, respectively, which were primarily attributable to flow-through taxable income on certain investments held by our subsidiaries.
From December 2001 through December 31, 2012, we declared distributions per share of $13.39. Each year, we mail statements on Form 1099-DIV to our stockholders that identify whether we made distributions from ordinary income, net capital gains on the sale of securities, which are each taxable distributions, and/or a return of paid-in-capital surplus, which is a nontaxable distribution. A portion of our distributions may represent a return of capital to our stockholders, to the extent that the total distributions paid in a given year exceed current and accumulated taxable earnings and profits. All or a portion of the distributions that we paid to stockholders during fiscal years 2012, 2011, 2008, 2006, 2005, 2004 and 2003 represented a return of capital.
We determine the tax attributes of our distributions as of the end of our fiscal year based upon our taxable income for the full year and distributions paid during the full year. During 2012, 2011 and 2010, we declared and paid distributions from ordinary income that were sufficient to meet our distribution requirements as a RIC. We will monitor 2013 taxable income in order to ensure compliance with the distribution requirements as a RIC.
On December 22, 2010, the Regulated Investment Company Modernization Act of 2010, or the Modernization Act, was enacted, which changed various technical rules governing the tax treatment of regulated investment companies. The changes are generally effective for taxable years beginning after the date of enactment. One of the more prominent changes addresses capital loss carryforwards. Under the Modernization Act, each RIC will be permitted to carry forward capital losses incurred in taxable years beginning after the date of enactment for an unlimited period. However, any losses incurred during those subsequent taxable years will be required to be utilized prior to the losses incurred in pre-enactment taxable years, which carry an expiration date. As a result of this ordering rule, pre-enactment capital loss carryforwards may be more likely to expire unused. Additionally, post-enactment capital loss carryforwards will retain their character as either short-term or long-term capital losses rather than being considered all short-term as permitted under previous regulation. For the tax years ended December 31, 2012, 2011 and 2010, we had net capital losses of $70.5 million, $26.1 million, and $5.2 million, respectively, which we will carry forward to offset future net capital gains to the extent permitted by federal tax law. The net capital loss carryforward from 2010 will expire in the tax year ending December 31, 2018.
For income tax purposes, we report distributions paid to stockholders as ordinary income, return of capital, capital gains or a combination thereof. For the tax year ended December 31, 2012, 100% of our distributions were a return of capital. For the tax year ended December 31, 2011, 37% of our distributions were from ordinary income and 63% of our distributions were a return of capital. For the tax year ended December 31, 2010, 100% of our distributions were from ordinary income. Distributions per common share for the years ended December 31, 2012, 2011 and 2010 were taxable as follows:

	Years ended December 31,
	2012		2011		2010
	$/Share	% of Total	$/Share	% of Total	$/Share	% of Total
Dividends declared during the year	$0.575		$0.66		$0.37
Dividends declared in 2011 but paid in 2012	0.170		(0.17)		—
Dividends declared in 2010 but paid in 2011	—		0.14		(0.14)
Dividends paid in calendar year	0.745		0.63		0.23
Dividends declared in 2010, paid in 2011, but treated as taxable in 2010 as required by the Internal Revenue Code	—		(0.03)		0.03
Dividends paid for tax purposes	$0.745		$0.60		$0.26
Dividends declared on tax Form 1099-DIV(unaudited)
Ordinary income(a)	$—	—%	$0.22	37.0%	$0.26	100.0%
Long-term capital gains(a)	—	—	—	—	—	—
Return of capital(b)	0.745	100.0	0.38	63.0	—	—
Total reported on tax Form 1099-DIV	$0.745	100.0%	$0.60	100.0%	$0.26	100.0%

(a)	Ordinary income was reported on Form 1099-DIV as either qualified or non-qualified.

(b)	Return of capital refers to those amounts reported as nontaxable distributions on Form 1099-DIV.
On a tax basis, distributions allocable to 2012 were composed of $55.2 million of return of capital, distributions allocable to 2011 were composed of $16.3 million of ordinary income and $29.0 million return of capital and distributions in 2010 were composed of $20.0 million of ordinary income. The following table summarizes changes in our cumulative distributions in excess of earnings for federal income tax purposes for the years ended December 31, 2012 and 2011:

(in thousands)	December 31,
	2012	2011
Beginning Balance	$195,310	$166,029
Current year return of capital	55,211	29,021
Current year tax permanent differences	644	260
Tax distributions in excess of earnings	$251,165	$195,310
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

The following table summarizes the cost, as well as the unrealized appreciation and depreciation for federal income tax purposes as of December 31, 2012 and 2011:

	December 31,
(in thousands)	2012	2011
Cost for federal income tax purposes	$593,526	$921,773
Gross unrealized appreciation
Unrealized appreciation of fair value of portfolio investments (GAAP)	7,752	43,663
Book to tax differences	75,261	84,712
Gross unrealized appreciation—tax basis	83,013	128,375
Gross unrealized depreciation
Unrealized depreciation of fair value of portfolio investments (GAAP)	(198,814)	(320,007)
Book to tax differences	—	—
Gross unrealized depreciation—tax basis	(198,814)	(320,007)
Net unrealized depreciation—tax basis	(115,801)	(191,632)
Less: Unrealized depreciation of fair value of other assets and liabilities (GAAP)	(1)	294
Gross realized depreciation
Book to tax differences	—	10,731
Net realized depreciation—tax basis	—	10,731
Total investments at fair value (GAAP)	$477,724	$741,166
The following table reconciles GAAP net income (loss) to taxable (loss) income for the years ended December 31, 2012 and 2011:

(in thousands)	Years ended December 31,
	2012	2011
Net income (loss)	$4,998	$(93,115)
Difference between book and tax losses on investments	27,681	52,005
Net change in unrealized depreciation on investments not taxable until realized	(85,282)	39,354
Capital losses in excess of capital gains	70,513	25,992
Timing difference related to deductibility of long-term incentive compensation	1,456	(5,909)
Taxable interest income on non-accrual loans(a)	(17,586)	(1,257)
Dividend income accrued for GAAP purposes that is not yet taxable	(3,688)	(7,344)
Distributions from taxable subsidiaries	1,532	2,152
Federal tax provision	277	37
Other, net	(3,030)	4,337
Taxable (loss) income before deductions for distributions	$(3,129)	$16,252

(a)
Results for the years ended December 31, 2012 and 2011 reflect the reversal of interest we previously recognized on non-accrual loans of portfolio investments that we monetized. In accordance with the Internal Revenue Code, we are required to recognize as taxable interest income all interest that is owed to us by portfolio companies, including interest on those debt investments that are on non-accrual status for GAAP reporting purposes.

As of December 31, 2012, based on our analysis of our tax position, we concluded that we did not have any uncertain tax positions that met the recognition or measurement criteria of ASC Topic 740, Income Taxes.

NOTE 12—EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted income (loss) per common share for the years ended December 31, 2012, 2011 and 2010:

	Years ended December 31,
(dollars in thousands, except per share amounts)	2012	2011	2010
Numerator for basic and diluted loss per share
Net income (loss)	$4,998	$(93,115)	$(13,072)
Less: Dividends declared—common and restricted shares	(42,889)	(50,877)	(28,343)
Undistributed earnings	(37,891)	(143,992)	(41,415)
Percentage allocated to common shares(a)	98.6%	100.0%	100.0%
Undistributed earnings—common shares	(37,361)	(143,992)	(41,415)
Add: Dividends declared—common shares	42,289	50,877	28,343
Numerator for common shares outstanding excluding participating shares	4,928	(93,115)	(13,072)
Numerator for participating unvested shares only	70	—	—
Numerator for basic and diluted loss per share—total	$4,998	$(93,115)	$(13,072)
Denominator for basic and diluted weighted-average shares outstanding
Common shares outstanding	73,793	76,259	75,422
Participating unvested shares(b)	1,066	—	—
Basic and diluted weighted-average common shares outstanding—total(b)	74,859	76,259	75,422
Earnings (loss) per share—basic and diluted
Excluding participating unvested shares	$0.07	$(1.22)	$(0.17)
Including participating unvested shares	$0.07	$(1.22)	$(0.17)
(a) Basic and diluted weighted-average common shares:
Weighted-average common shares outstanding	73,793	76,259	75,422
Weighted-average restricted shares	1,066	—	—
Total basic and diluted(b) weighted-average common shares	74,859	76,259	75,422
Percentage allocated to common shares	98.6%	100.0%	100.0%

(b)
For the years ended December 31, 2011 and 2010, we excluded 735, and 1,085 of weighted-average shares of restricted common stock from the calculation of diluted loss per share because the inclusion of these shares would have had an anti-dilutive impact on the calculation of loss per share.

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

We do not report the unused portions of these commitments on our Consolidated Balance Sheets. As of December 31, 2012 and December 31, 2011, we had $23.0 million and $22.6 million, respectively, of outstanding unused loan commitments. We estimate that as of each of December 31, 2012 and December 31, 2011, the fair value of these commitments was $0.1 million based on the fees that we currently charge to enter into similar arrangements, taking into account the creditworthiness of the counterparties. As of December 31, 2012 and December 31, 2011, we had no outstanding guarantees or standby letters of credit.
LEASE OBLIGATIONS
We lease our headquarters and certain other facilities and equipment under non-cancelable operating and capital leases which expire through 2014. We have sublet certain of our facilities to third parties. The lease on our former headquarters in Arlington, Virginia expired in February 2013. In August 2012, we entered into a lease agreement for new office space in Arlington, Virginia. The new lease term is from October 2012 to November 2014 with a base rent of $0.4 million per year. The base rent will not increase during the term of the lease. In November 2012, we ceased using our old headquarters and recognized the remaining amounts due under that lease in other liabilities on our Consolidated Balance Sheets. As of December 31, 2012, our obligations for the remaining terms of these leases was $1.1 million, including $0.3 million related to our terminated lease which is recorded in other liabilities. As of December 31, 2012, $0.7 million of our obligations for the remaining terms of these leases will be payable during the next twelve months. During the year ended December 31, 2012, our rent expense totaled $2.2 million, including $0.5 million related to the termination of our old headquarters lease. During the years ended December 31, 2011 and 2010, our rent expense totaled $1.8 million and $1.7 million, respectively.

NOTE 14—FINANCIAL HIGHLIGHTS
Following schedule summarizes financial highlights for the five years ended December 31, 2012:

	Years Ended December 31,
(in thousands, except per share amounts)	2012	2011	2010	2009	2008
PER SHARE DATA
Net asset value at beginning of year(a)	$5.65	$7.54	$8.06	$8.66	$12.73
Net (loss) income(b)
Net operating income before net investment gain (loss), loss on extinguishment of debt and income tax provision	0.25	0.49	0.54	0.51	0.78
Net unrealized appreciation (depreciation) on investments	1.14	(0.51)	(0.88)	1.31	(3.44)
Net realized (loss) gain on investments	(1.32)	(1.19)	0.15	(2.57)	(0.13)
(Loss) gain on extinguishment of debt before income tax provision	—	(0.01)	0.04	0.07	0.15
Income tax provision	—	—	(0.02)	—	(0.01)
Net income (loss)	0.07	(1.22)	(0.17)	(0.68)	(2.65)
Net decrease in net assets resulting from distributions	(0.58)	(0.66)	(0.37)	—	(0.71)
Net (decrease) increase in net assets relating to stock-based transactions
Issuance of shares of common stock	—	—	—	—	(0.50)
Issuance of shares of restricted common stock(c)	(0.07)	(0.04)	(0.04)	—	(0.35)
Repurchase of common stock	0.06	—	—	—	—
Net increase in stockholders’ equity from restricted stock amortization	0.03	0.03	0.06	0.11	0.10
Net (decrease) increase in stockholders’ equity from other stock transactions(b)	0.02	—	—	(0.03)	0.04
Net (decrease) increase in net assets relating to share issuances	0.04	(0.01)	0.02	0.08	(0.71)
Net asset value at end of year(a)	$5.18	$5.65	$7.54	$8.06	$8.66
MARKET PRICE PER SHARE AT END OF YEAR	$4.60	$3.99	$6.97	$4.32	$0.71
TOTAL RETURN(d)	33.96%	(33.72)%	66.67%	508.45%	(87.75)%
SHARES OF COMMON STOCK OUTSTANDING
Weighted-average (diluted)	74,859	76,259	75,422	74,692	72,254
End of year	71,721	76,997	76,662	76,394	76,075
NET ASSETS
Average	$397,741	$534,240	$611,084	$620,243	$788,036
End of year	$371,728	$434,952	$578,016	$615,683	$658,911
RATIO
Operating expenses to average net assets	10.61%	8.99%	8.02%	9.94%	10.06%
Net operating income to average net assets	4.73%	7.05%	6.64%	6.16%	7.12%
General and administrative expense to average net assets	3.52%	2.63%	1.88%	2.52%	2.11%
Return on average equity	1.26%	(17.43)%	(2.14)%	(8.23)%	(24.27)%

(a)	Based on total number shares outstanding.

(b)	Based on weighted-average number shares outstanding.

(c)	Represents the effects of shares issued during the period and the lapsing of forfeiture provisions on restricted stock on earnings per share.

(d)	Total return = [(ending market price per share – beginning market price per share + dividends paid per share) / beginning market price].

NOTE 15—SELECTED QUARTERLY DATA (UNAUDITED)
The following tables summarize key unaudited financial information for the eight quarters ended December 31, 2012. Results for any quarter are not necessarily indicative of results for the full year or for any future quarter.

	2012 Quarters				2011 Quarters
(in thousands, except per share amounts)	Fourth	Third	Second	First	Fourth	Third	Second	First
INCOME STATEMENT DATA
Revenue	$13,421	$12,069	$17,944	$17,559	$19,475	$20,710	$21,208	$24,303
Net operating income before net investment gain (loss), loss on extinguishment of debt and income tax provision	5,113	4,056	5,595	4,042	7,464	5,953	11,238	13,003
Net income (loss)	$6,412	$4,266	$(7,037)	$1,357	$(48,973)	$(25,109)	$(10,218)	$(8,815)
Income (loss) per basic and diluted common share	$0.09	$0.06	$(0.09)	$0.02	$(0.64)	$(0.33)	$(0.13)	$(0.12)
Weighted-average common shares outstanding—basic and diluted	72,594	73,431	75,142	77,050	76,514	76,404	76,343	75,765

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
None.

ITEM 9A.	CONTROLS AND PROCEDURES.

1.	Disclosure Controls and Procedures.
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2012. The term “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.
Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the foregoing evaluation of our disclosure controls and procedures as of December 31, 2012, our Chief Executive Officer and our Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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
Our management, including the supervision and participation of the Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2012. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control—Integrated Framework.”
Based on our assessment, management concluded that, as of December 31, 2012, our internal control over financial reporting is effective based on those criteria.
Our independent registered public accounting firm has issued an attestation report with regard to our internal control over financial reporting.

(b) ATTESTATION REPORT OF THE REGISTERED PUBLIC ACCOUNTING FIRM
The attestation report of our independent registered public accounting firm regarding our internal control over financial reporting appears on page 69.
(c) CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act), occurred during the fiscal quarter ended December 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION
None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
The information relating to our directors, nominees for election as directors, executive officers and audit committee under the headings Election of Directors, Corporate Governance—Our Executive Officers, Corporate Governance—Section 16(a) Beneficial Ownership Reporting Compliance and Corporate Governance—Board Committees in our definitive proxy statement for the 2013 Annual Meeting of Stockholders is incorporated herein by reference to such proxy statement.
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
We made no material change to the procedures by which stockholders may recommend nominees to our board of directors, as described in our 2012 proxy statement.

ITEM 11.	EXECUTIVE COMPENSATION.
The discussion under the headings Executive Compensation, Compensation of Directors, Compensation Committee Report, Compensation Committee Interlocks and Insider Participation, and Narrative Disclosure of Our Compensation Policies and Practices as They Relate to Risk Management in our definitive proxy statement for the 2013 Annual Meeting of Stockholders is incorporated herein by reference to such proxy statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
The discussion under the heading Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters in our definitive proxy statement for the 2013 Annual Meeting of Stockholders is incorporated herein by reference to such proxy statement.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
The discussion under the headings Certain Relationships and Related Transactions; Policies and Procedures for Related Person Transactions and Corporate Governance—Board Determination of Independence in our definitive proxy statement for the 2013 Annual Meeting of Stockholders is incorporated herein by reference to such proxy statement.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.
The discussion under the heading Ratification of Selection of Independent Registered Public Accounting Firm—Auditors’ Fees and—Pre-Approval Policies and Procedures in our definitive proxy statement for the 2013 Annual Meeting of Stockholders is incorporated herein by reference to such proxy statement.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Report of Independent Registered Public Accounting Firm
Board of Directors and Stockholders
MCG Capital Corporation
We have audited the consolidated balance sheets of MCG Capital Corporation (the Company), including the consolidated schedules of investments, as of December 31, 2012 and 2011, and the related consolidated statements of operations, changes in net assets, and cash flows for each of the three years in the period ended December 31, 2012, and the consolidated financial highlights for each of the five years in the period ended December 31, 2012, and have issued our report thereon dated March 5, 2013 (included elsewhere in this Form 10-K). Our audits also included the Schedule 12-14 listed in Item 15 of this Form 10-K. The Schedule 12-14 is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits.
In our opinion, the Schedule 12-14 referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
/s/ Ernst & Young LLP
McLean, Virginia
March 5, 2013

Schedule 12-14
MCG Capital Corporation
SCHEDULE OF INVESTMENTS IN AND ADVANCES TO AFFILIATES

(in thousands)		Year Ended December 31, 2012	As of December 31, 2011 Fair Value			As of December 31, 2012 Fair Value
Portfolio Company	Investment(a)	Amount of Interest or Dividends Credited to Income(e)		Gross Additions(b)	Gross Reductions(c)
Control Investments: Majority-owned
Broadview Networks Holdings, Inc.(g)	Series A Preferred Stock	$—	$5,015	$—	$(5,015)	$—
	Series A-1 Preferred Stock	—	5,788	—	(5,788)	—
	Series B Preferred Stock	—	74	—	(74)	—
	Class A Common Stock	—	—	—	—	—
GMC Television Broadcasting, LLC	Senior Debt	—	17,167	70	(1,501)	15,736
	Subordinated Debt(d)	—	—	—	—	—
	Class B Voting Units	856	—	—	—	—
Intran Media, LLC	Preferred A Units	—	400	27	(427)	—
	Preferred B Units	—	—	—	—	—
	Preferred C Units	—	—	—	—	—
Jet Plastica Investors, LLC	Senior Debt(d)	(17)	9,145	1,715	(10,860)	—
	Preferred LLC Interest	—	—	—	—	—
Orbitel Holdings, LLC	Senior Debt	—	18,512	—	(18,512)	—
	Preferred LLC Interest	980	19,090	—	(19,090)	—
RadioPharmacy Investors, LLC	Senior Debt	603	8,176	—	(536)	7,640
	Subordinated Debt	1,593	10,355	319	(156)	10,518
	Preferred LLC Interest	1,919	15,926	1,918	(1,732)	16,112
Total Control Investments: Majority-owned		5,934	109,648	4,049	(63,691)	50,006
Control Investments: Non-majority owned
National Product Services, Inc.	Senior Debt(d)	—	9,615	—	(9,615)	—
	Series A Preferred Stock	—	—	—	—	—
	Series B Preferred Stock	—	—	—	—	—
	Common Stock	—	—	—	—	—
Total Control Investments: Non-majority owned		—	9,615	—	(9,615)	—
Total Control Investments		$5,934	$119,263	$4,049	$(73,306)	$50,006

MCG Capital Corporation
SCHEDULE OF INVESTMENTS IN AND ADVANCES TO AFFILIATES

(in thousands)		Year Ended December 31, 2012	As of December 31, 2011 Fair Value			As of December 31, 2012 Fair Value
Portfolio Company	Investment(a)	Amount of Interest or Dividends Credited to Income(e)		Gross Additions(b)	Gross Reductions(c)
Affiliate Investments
Advanced Sleep Concepts, Inc.	Senior Debt	1,010	5,851	3,470	(2,122)	7,199
	Subordinated Debt(d)	464	5,614	115	(5,719)	10
	Series A Preferred Stock	—	61	—	(61)	—
	Series B Preferred Stock	—	270	—	(270)	—
	Common Stock	—	—	—	—	—
	Warrants to purchase Common Stock	—	—	—	—	—
C7 Data Centers, Inc.	Senior Debt	297	—	9,640	19	9,659
	Series B Preferred Units	53	—	2,421	—	2,421
Contract Datascan Holdings, Inc.	Subordinated Debt	1,316	7,353	408	109	7,870
	Series A Preferred Stock	—	1,931	272	—	2,203
	Series B Preferred Stock	—	—	341	—	341
	Common Stock	—	—	61	(61)	—
IDOC, LLC	Senior Debt	646	—	14,691	16	14,707
	Limited Partner Interests	—	—	1,073	—	1,073
Miles Media Group, LLC(f)	Senior Debt	2,267	17,309	628	(1,442)	16,495
	Warrants to purchase Class A Units	33	523	—	(422)	101
Stratford School Holdings, Inc.	Senior Debt	627	17,412	—	(17,412)	—
	Series A Convertible Preferred Stock	48	10,191	2,642	(12,833)	—
	Warrants to purchase Common Stock	—	3,087	621	(3,708)	—
Total Affiliate Investments		$6,761	$69,602	$36,383	$(43,906)	$62,079
This schedule should be read in conjunction with our Consolidated Financial Statements, including our Consolidated Schedule of Investments and Notes 3 and 4 to the Consolidated Financial Statements.

(a)
Common stock, warrants, options and, in some cases, preferred stock generally are non-income producing and restricted. The principal amount of the debt and the number of shares of common stock and preferred stock are shown in the Consolidated Schedule of Investments as of December 31, 2012.

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

(d)	All or part of this debt is on non-accrual status as of December 31, 2012, and, therefore, is considered non-income producing.

(e)
Represents the total amount of interest or dividends credited to income for the portion of the year an investment was a control investment (more than 25% owned) or an affiliate investment (5% to 25% owned), respectively. All dividend income is non-cash unless otherwise noted.

(f)	Investment has been reclassified from a non-affiliate investment to an affiliate investment due to certain voting rights that the Company may have prior to the exercise of the warrants.

(g)	As a result of the restructuring of Broadview Networks Holdings, Inc. during 2012, our voting ownership percentage was reduced and the company is classified as a non-affiliate as of December 31, 2012.

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

		Incorporated by Reference
Exhibit No.	Description	Form and SEC File No.	Filing Date with SEC	Exhibit No.	Filed with this 10-K
	Certificate of Incorporation and Bylaws
3.1	Restated Certificate of Incorporation of MCG Capital Corporation	8-K (0-33377)	May 31, 2005	3.1
3.2	Amended and Restated Bylaws of MCG Capital Corporation	8-K (0-33377)	April 11, 2012	3.1
	Instruments Defining the Rights of Security Holders
4.1	Specimen Common Stock Certificate	N-2 (333-64596)	November 1, 2001	99.d.1
4.2	Third Amended and Restated Registration Rights Agreement by and among MCG Capital Corporation and certain stockholders	10-K (0-33377)	April 1, 2002	10.1
	Material Contracts—Purchase, Financing and Credit Agreements
10.1	Amended and Restated Custody Agreement by and between MCG Capital Corporation and Wells Fargo Bank, National Association, dated December 11, 2008	10-K (0-33377)	March 9, 2009	10.2
10.2	Indenture by and between MCG Commercial Loan Trust 2006-1 and Wells Fargo Bank, National Association, dated as of April 18, 2006	N-2 (333-133669)	May 1, 2006	99.f.24
10.3	Collateral Management Agreement, by and between MCG Commercial Loan Trust 2006-1 and MCG Capital Corporation, dated as of April 18, 2006	N-2 (333-133669)	May 1, 2006	99.f.25
10.4	Class A-2 Note Purchase Agreement by and among MCG Commercial Loan Trust 2006-1 and Wells Fargo Bank, National Association, dated as of April 18, 2006	N-2 (333-133669)	May 1, 2006	99.f.26
10.5
Class A-3 Note Purchase Agreement, by and among MCG Commercial Loan Trust 2006-1, North Sea Funding Europe Asset Purchasing Company No. 1 B.V. and Wells Fargo Bank, National Association, dated as of April 18, 2006
		N-2 (333-133669)	May 1, 2006	99.f.27
10.6	Class A-3 Note Purchase Agreement by and among MCG Commercial Loan Trust 2006-1, Barclays Bank PLC and Wells Fargo Bank, National Association, dated as of April 18, 2006	N-2 (333- 133669)	May 1, 2006	99.f.28
10.7	Financing Agreement dated November 21, 2012 between MCG Capital Corporation and Bank of America, N.A	8-K (0-33377)	November 26, 2012	10.1
	Material Contracts—Leases
10.8	Deed of Lease by and between Twin Towers II Associates Limited Partnership, as landlord, and MCG Capital Corporation, as tenant, dated as of September 24, 2002	10-Q (0-33377)	November 14, 2002	10.50
10.9	First Amendment to Deed of Lease by and between Twin Towers II Property Associates, LLC, as landlord and MCG Capital Corporation, as tenant, dated as of November 30, 2006	10-K (0-33377)	March 1, 2007	10.73
10.10	Partial Termination of Deed of Lease by and between 1000-1100 Wilson Owner, LLC, as landlord and MCG Capital Corporation, as tenant, dated as of November 15, 2008	10-K (0-33377)	March 9, 2009	10.24
10.11	Sublease dated as of August 15, 2012 by and between MCG Capital Corporation and FBR & CO.	8-K (0-33377)	August 16, 2012	10.1
	Material Contracts—Management Contracts and Compensation Plans
10.12#	MCG Capital Corporation 401(k) Plan				*
10.13#	MCG Capital Corporation Dividend Reinvestment Plan	N-2 (333-64596)	November 1, 2001	99.e
10.14#	MCG Capital Corporation Third Amended and Restated 2006 Non-Employee Director Restricted Stock Plan	8-K(0-33377) 8-K/A(0-33377)	June 1, 2010 June 2, 2010	10.2 10.2
10.15#	MCG Capital Corporation Third Amended and Restated 2006 Employee Restricted Stock Plan	8-K(0-33377) 8-K/A(0-33377)	June 1, 2010 June 2, 2010	10.1 10.1

		Incorporated by Reference
Exhibit No.	Description	Form and SEC File No.	Filing Date with SEC	Exhibit No.	Filed with this 10-K
10.16#	Form of Restricted Stock Agreement for Non-Employee Members of the Board of Directors (pursuant to the Third Amended and Restated 2006 Non-Employee Director Restricted Stock Plan)	10-Q (0-33377)	August 5, 2010	10.4
10.17#	Form of Restricted Stock Agreement for Employees (pursuant to the Third Amended and Restated 2006 Employee Restricted Stock Plan)	10-Q (0-33377)	August 5, 2010	10.3
10.18#	Form of Restricted Stock Agreement for MCG Executive Employee (pursuant to the Third Amended and Restated 2006 Employee Restricted Stock Plan).	8-K (0-33377)	March 15, 2012	10.3
10.19#	Restricted Stock Agreement by and between MCG Capital Corporation and B. Hagen Saville, dated November 21, 2006	10-K (0-33377)	March 9, 2009	10.37
10.20#	Employment Agreement by and between MCG Capital Corporation and B. Hagen Saville, dated as of September 18, 2006	8-K (0-33377)	September 19, 2006	10.2
10.21#	Amendment to Employment Agreement by and between MCG Capital Corporation and B. Hagen Saville, dated as of December 31, 2008	10-K (0-33377)	March 9, 2009	10.43
10.22#	Amendment No. 2 to Employment Agreement by and between MCG Capital Corporation and B. Hagen Saville, dated as of November 1, 2012				*
10.23#	Severance, Confidentiality and Non-Solicitation Agreement by and between MCG Capital Corporation and Tod K. Reichert, dated August 2, 2011	10-Q (0-33377)	August 4, 2011	10.6
10.24#	Offer Letter of Keith Kennedy dated as of January 16, 2012.	8-K (0-33377)	March 15, 2012	10.4
10.25#	Offer Letter of Ehssan Peter Malekian dated as of July 23, 2001.				*
10.26#	Letter agreement between MCG Capital Corporation and Stephen J. Bacica, dated May 3, 2012.	10-Q (0-33377)	May 3, 2012	10.5
10.27#	MCG Capital Corporation 2011 Severance Pay Plan, dated August 3, 2011	10-Q (0-33377)	August 4, 2011	10.4
10.28#	Amendment No. 1 to MCG Capital Corporation 2011 Severance Pay Plan.	8-K (0-33377)	March 15, 2012	10.1
10.29#	Amendment No. 2 to MCG Capital Corporation Severance Pay Plan	10-Q (0-33377)	July 31, 2012	10.1
10.30#	MCG Capital Corporation 2012 Annual Incentive Cash Bonus Plan.	8-K (0-33377)	March 15, 2012	10.2
	Code of Ethics
14.1	Amended and Restated Code of Business Conduct and Ethics, dffective as of March 15, 2012	8-K (0-33377)	March 15, 2012	14.1
	Subsidiaries of the Registrant
21	Subsidiaries of MCG Capital Corporation and Jurisdiction of Incorporation/Organization				*
	Consents of Experts
23.1	Consent of Ernst & Young LLP, independent registered public accounting firm				*
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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 5, 2013.

MCG CAPITAL CORPORATION

By:	/S/ B. Hagen Saville
B. Hagen Saville Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ B. HAGEN SAVILLE	President and Chief Executive Officer, (Principal Executive Officer)	March 5, 2013
B. Hagen Saville
/s/ KEITH KENNEDY	Chief Financial Officer (Principal Financial and Accounting Officer)	March 5, 2013
Keith Kennedy
/s/ RICHARD W. NEU	Chairman of the Board and Director	March 1, 2013
Richard W. Neu
/s/ KIM D. KELLY	Director	March 1, 2013
Kim D. Kelly
/s/ KENNETH J. O’KEEFE	Director	March 1, 2013
Kenneth J. O’Keefe
/s/ GAVIN SAITOWITZ	Director	March 1, 2013
Gavin Saitowitz