Form 10-Q
period 2013-03-31
MCG CAPITAL CORP
filed 2013-04-30
CIK 1141299

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013
OR
☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______ to ______
___________________
Commission file number 0-33377
MCG CAPITAL CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	54-1889518
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1001 19th Street North, 10th Floor Arlington, VA (Address of principal executive offices)	22209 (Zip Code)
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
Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).    Yes ☐ No ☒
As of April 26, 2013, there were 71,211,636 shares of the registrant’s $0.01 par value Common Stock outstanding.

MCG CAPITAL CORPORATION
FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2013

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
MCG Capital Corporation
Consolidated Balance Sheets

(in thousands, except per share amounts)	March 31, 2013	December 31, 2012
	(unaudited)
Assets
Cash and cash equivalents	$98,894	$73,588
Cash, securitization accounts	33,144	16,980
Cash, restricted	57,171	54,838
Investments at fair value
Non-affiliate investments (cost of $475,678 and $534,389, respectively)	301,833	365,639
Affiliate investments (cost of $55,061 and $69,500, respectively)	56,747	62,079
Control investments (cost of $65,548 and $64,898, respectively)	50,442	50,006
Total investments (cost of $596,287 and $668,787, respectively)	409,022	477,724
Interest receivable	4,282	2,700
Other assets	4,480	4,946
Total assets	$606,993	$630,776
Liabilities
Borrowings (maturing within one year of $28,088 and $15,038, respectively)	$233,015	$248,053
Interest payable	859	2,496
Other liabilities	4,447	8,499
Total liabilities	238,321	259,048
Stockholders’ equity
Preferred stock, par value $0.01, authorized 1 share, none issued and outstanding	—	—
Common stock, par value $0.01, authorized 200,000 shares on March 31, 2013 and December 31, 2012, 71,212 issued and outstanding on March 31, 2013 and 71,721 issued and outstanding on December 31, 2012	712	717
Paid-in capital	982,567	984,468
Distributions in excess of earnings	(427,343)	(422,395)
Net unrealized depreciation on investments	(187,264)	(191,062)
Total stockholders’ equity	368,672	371,728
Total liabilities and stockholders’ equity	$606,993	$630,776
Net asset value per common share at end of period	$5.18	$5.18

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

MCG Capital Corporation
Consolidated Statements of Operations
(unaudited)

	Three months ended
	March 31
(in thousands, except per share amounts)	2013	2012
Revenue
Interest and dividend income
Non-affiliate investments (less than 5% owned)	$9,848	$13,781
Affiliate investments (5% to 25% owned)	1,627	1,760
Control investments (more than 25% owned)	1,301	1,755
Total interest and dividend income	12,776	17,296
Advisory fees and other income
Non-affiliate investments (less than 5% owned)	458	236
Control investments (more than 25% owned)	12	27
Total advisory fees and other income	470	263
Total revenue	13,246	17,559
Operating expense
Interest expense	2,382	5,202
Employee compensation
Salaries and benefits	1,407	3,875
Amortization of employee restricted stock awards	375	478
Total employee compensation	1,782	4,353
General and administrative expense	1,032	3,936
Restructuring expense	7	26
Total operating expense	5,203	13,517
Net operating income before net investment loss, loss on extinguishment of debt and income tax provision	8,043	4,042
Net realized (loss) gain on investments
Non-affiliate investments (less than 5% owned)	(497)	16,370
Affiliate investments (5% to 25% owned)	(3,424)	—
Control investments (more than 25% owned)	(110)	8
Total net realized (loss) gain on investments	(4,031)	16,378
Net unrealized appreciation (depreciation) on investments
Non-affiliate investments (less than 5% owned)	(5,095)	(16,594)
Affiliate investments (5% to 25% owned)	9,107	(1,426)
Control investments (more than 25% owned)	(214)	(846)
Derivative and other fair value adjustments	—	(5)
Total net unrealized appreciation (depreciation) on investments	3,798	(18,871)
Net investment loss before income tax provision	(233)	(2,493)
Loss on extinguishment of debt before income tax provision	—	(174)
Income tax provision	58	18
Net income	$7,752	$1,357
Income per basic and diluted common share	$0.11	$0.02
Cash distributions declared per common share	$0.125	$0.17
Weighted-average common shares outstanding—basic and diluted	71,507	77,050

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

MCG Capital Corporation
Consolidated Statements of Changes in Net Assets
(unaudited)

	Three months ended
	March 31
(in thousands, except per share amounts)	2013	2012
Increase in net assets from operations
Net operating income before net investment loss, loss on extinguishment of debt and income tax provision	$8,043	$4,042
Net realized (loss) gain on investments	(4,031)	16,378
Net unrealized appreciation (depreciation) on investments	3,798	(18,871)
Loss on extinguishment of debt before income tax provision	—	(174)
Income tax provision	(58)	(18)
Net income	7,752	1,357
Distributions to stockholders
Distributions declared	(8,902)	(13,050)
Net decrease in net assets resulting from stockholder distributions	(8,902)	(13,050)
Capital share transactions
Repurchase of common stock	(2,272)	(5,085)
Amortization of restricted stock awards
Employee awards accounted for as employee compensation	375	478
Non-employee director awards accounted for as general and administrative expense	14	17
Common stock withheld to pay taxes applicable to the vesting of restricted stock	(23)	(184)
Net decrease in net assets resulting from capital share transactions	(1,906)	(4,774)
Total decrease in net assets	(3,056)	(16,467)
Net assets
Beginning of period	371,728	434,952
End of period	$368,672	$418,485
Net asset value per common share at end of period	$5.18	$5.45
Common shares outstanding at end of period	71,212	76,762

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

MCG Capital Corporation
Consolidated Statements of Cash Flows
(unaudited)

	Three months ended
	March 31
(in thousands)	2013	2012
Cash flows from operating activities
Net income	$7,752	$1,357
Adjustments to reconcile net income to net cash provided by operating activities
Investments in portfolio companies	(14,406)	(4,367)
Principal collections related to investment repayments or sales	83,015	75,520
Decrease (increase) in interest receivable, accrued payment-in-kind interest and dividends	(1,673)	1,280
Amortization of restricted stock awards
Employee	375	478
Non-employee director	14	17
Decrease in cash—securitization accounts from interest collections	664	292
Decrease in restricted cash—escrow accounts	192	1,122
Depreciation and amortization	365	2,757
Decrease in other assets	102	401
Decrease in other liabilities	(5,739)	(2,342)
Realized loss (gain) on investments	4,031	(16,378)
Net change in unrealized (appreciation) depreciation on investments	(3,798)	18,871
Loss on extinguishment of debt	—	174
Net cash provided by operating activities	70,894	79,182
Cash flows from financing activities
Repurchase of common stock	(2,272)	(5,085)
Payments on borrowings	(15,038)	(49,010)
Proceeds from borrowings	—	21,400
Decrease (increase) in cash in restricted and securitization accounts
Securitization accounts for repayment of principal on debt	(16,828)	4,634
Restricted cash	(2,525)	(35,437)
Payment of financing costs	—	(1,030)
Distributions paid	(8,902)	(13,092)
Common stock withheld to pay taxes applicable to the vesting of restricted stock	(23)	(184)
Net cash used in financing activities	(45,588)	(77,804)
Net increase in cash and cash equivalents	25,306	1,378
Cash and cash equivalents
Beginning balance	73,588	58,563
Ending balance	$98,894	$59,941
Supplemental disclosure of cash flow information
Interest paid	$3,672	$4,318
Income taxes (received) paid	(53)	12
Paid-in-kind interest collected	1,959	333
Dividend income collected	244	3,465

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

MCG Capital Corporation
Consolidated Schedule of Investments
March 31, 2013 (unaudited)
(dollars in thousands)

			Interest Rate(8)					Fair Value
Portfolio Company	Industry	Investment	Current	PIK	Total	Principal	Cost
Control Investments(4):
GMC Television Broadcasting, LLC(2)	Broadcasting	Senior Debt (Due 12/16)(1)	4.3%	—	4.3%	$17,570	$15,157	$15,743
		Subordinated Debt (Due 12/16)(6)	2.5%	—	2.5%	11,373	6,975	—
		Class B Voting Units (8.0%, 86,700 units)(5)					9,071	—
Jet Plastica Investors, LLC(2)(10)	Plastic Products	Senior Debt A (Due 3/15)(1)(6)	0.3%	7.0%	7.3%	5,050	3,897	—
RadioPharmacy Investors, LLC(2)	Healthcare	Senior Debt (Due 12/16)(1)	7.5%	—	7.5%	7,640	7,640	7,640
		Subordinated Debt (Due 12/16)(1)	12.0%	3.0%	15.0%	10,600	10,596	10,596
		Preferred LLC Interest (19.7%, 70,000 units)					12,212	16,463
Total control investments (represents 12.3% of total investments at fair value)							65,548	50,442
Affiliate Investments(3):
C7 Data Centers, Inc.	Business Services	Senior Debt (Due 9/17)(1)	9.5%	—	9.5%	9,850	9,529	9,676
		Series B Preferred Units (10.0%, 7,142,857 units)					2,102	2,452
Contract Datascan Holdings, Inc.	Business Services	Subordinated Debt (Due 3/16)(1)	12.0%	2.0%	14.0%	8,618	8,140	8,135
		Series A Preferred Stock (10.0%, 2,313 shares)(1)(5)					2,387	2,710
		Series B Preferred Stock (10.0%, 358 shares)(1)(5)					307	420
		Common Stock (8,519 shares)(1)(5)					538	53
IDOC, LLC	Healthcare	Senior Debt (Due 8/17)(1)	9.8%	—	9.8%	15,000	14,717	14,717
		Limited Partner Interests (8.0%)(1)(2)					1,052	1,125
Miles Media Group, LLC(2)	Business Services	Senior Debt (Due 6/16)(1)	12.5%	—	12.5%	16,363	16,166	16,166
		Warrants to purchase Class A Units (expire 3/21)(1)(5)					123	1,293
Total affiliate investments (represents 13.9% of total investments at fair value)							55,061	56,747

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

MCG Capital Corporation
Consolidated Schedule of Investments
March 31, 2013 (unaudited)
(dollars in thousands)

			Interest Rate(8)					Fair Value
Portfolio Company	Industry	Investment	Current	PIK	Total	Principal	Cost
Non-Affiliate Investments (less than 5% owned):
Accurate Group Holdings, Inc.(2)	Business Services	Subordinated Unsecured Debt (Due 6/18)(1)	12.5%	—	12.5%	$10,000	$9,804	$9,804
		Series A Preferred Stock (974,805 shares)(5)					2,000	2,015
Advanced Sleep Concepts, Inc.(2)	Home Furnishings	Senior Debt (Due 9/13 to 1/14)(1)	10.3%	—	10.3%	7,559	7,545	7,225
		Subordinated Debt (Due 1/14)(1)(6)	—%	10.0%	10.0%	3,496	3,352	—
BarBri, Inc.	Publishing	Senior Debt (Due 6/17)(1)	6.0%	—	6.0%	6,099	6,047	6,063
Broadview Networks Holdings, Inc.	Communications	Common Stock (132,779 shares)(5)					159,579	1,106
		Series A-1 Warrant to purchase Common Stock (expire 11/20)(5)					—	—
		Series A-2 Warrant to purchase Common Stock (expire 11/20)(5)					—	—
Chase Industries, Inc.	Manufacturing	Subordinated Unsecured Debt (Due 5/18)(1)	11.5%	—	11.5%	16,800	16,481	16,481
Color Star Growers of Colorado, Inc.	Agriculture	Subordinated Debt (Due 11/16)(1)	12.0%	3.0%	15.0%	13,655	13,405	13,405
Construction Trailer Specialists, Inc.(2)	Auto Parts	Senior Debt (Due 6/13)(1)	8.6%	6.3%	14.9%	6,443	6,440	6,440
Cruz Bay Publishing, Inc.	Publishing	Subordinated Debt (Due 3/15)(1)	5.0%	7.3%	12.3%	20,369	20,316	20,316
CWP/RMK Acquisition Corp.(2)	Home Furnishings	Senior Debt (Due 12/16)(6)	6.8%	—	6.8%	600	519	597
Education Management, Inc.	Education	Senior Debt (Due 6/15)(1)	9.3%	—	9.3%	23,500	23,339	23,013
Gans Communications, L.P.(2)	Cable	Senior Debt (Due 10/17)(1)	5.0%	—	5.0%	5,015	5,002	5,062
G&L Investment Holdings, LLC(2)	Insurance	Subordinated Debt (Due 5/14)(1)	10.7%	4.3%	15.0%	18,865	18,699	18,699
		Series A Preferred Shares (14.0%, 5,000,000 shares)(5)					8,191	7,665
		Class C Shares (621,907 shares)(5)					529	—
Golden Knight II CLO, Ltd.	Diversified Financial Services	Income Notes (Due 4/19)					2,838	3,055
Hammond's Candies Since 1920 II, LLC	Manufacturing	Subordinated Debt (Due 9/18)(1)	10.0%	4.0%	14.0%	9,098	8,924	8,924
Huron Inc.	Manufacturing	Subordinated Unsecured Debt (Due 8/18)(1)	10.0%	4.0%	14.0%	13,055	12,800	12,800
Jenzabar, Inc.(9)	Technology	Subordinated Preferred Stock (109,800 shares)(5)					1,098	988
Legacy Cabinets Holdings II, Inc.	Home Furnishings	Class B-1 Common Stock (2,000 shares)(5)					2,185	—
Mailsouth, Inc.	Publishing	Senior Debt (Due 12/16)(1)	6.8%	—	6.8%	4,092	4,050	4,009
Maverick Healthcare Equity, LLC	Healthcare	Preferred Units (10.0%, 1,250,000 units)					1,972	2,130
		Class A Common Units (1,250,000 units)(5)					—	323
Midwest Technical Institute, Inc.	Education	Senior Debt (Due 10/17)(1)	9.5%	—	9.5%	16,625	16,273	16,449
Oceans Acquisition, Inc.	Healthcare	Senior Debt (Due 12/17)(1)	10.8%	—	10.8%	16,210	15,902	15,902

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

MCG Capital Corporation
Consolidated Schedule of Investments
March 31, 2013 (unaudited)
(dollars in thousands)

			Interest Rate(8)			Principal	Cost	Fair Value
Portfolio Company	Industry	Investment	Current	PIK	Total
Rita’s Water Ice Franchise Company, LLC	Restaurants	Senior Debt (Due 11/16)(1)	14.0%	—	14.0%	$9,375	$9,306	$9,306
Sagamore Hill Broadcasting, LLC(2)	Broadcasting	Senior Debt (Due 8/14)(1)	10.5%	—	10.5%	9,700	9,647	9,647
SC Academy Holdings, Inc.	Education	Subordinated Debt (Due 7/16)(1)	12.0%	—	12.0%	13,500	13,420	13,420
Softlayer Technologies, Inc.	Business Services	Senior Debt (Due 11/16)(1)	7.3%	—	7.3%	13,685	13,582	13,676
South Bay Mental Health Center, Inc.	Healthcare	Subordinated Debt (Due 10/17)(1)	12.0%	2.5%	14.5%	18,447	18,115	18,306
Summit Business Media Parent Holding Company LLC	Information Services	Class E Series I Units (636 units)(1)(5)					4,120	439
		Class E Series II Units (276 units)(1)(5)					1,788	13
The e-Media Club I, LLC	Investment Fund	LLC Interest (74 units)(5)					88	11
The Gavilon Group, LLC	Agriculture	Senior Debt (Due 12/16)(1)	6.0%	—	6.0%	8,250	8,174	8,179
Virtual Radiologic Corporation	Healthcare	Senior Debt (Due 12/16)(1)	7.8%	—	7.8%	13,740	13,604	9,573
Visant Corporation	Consumer Products	Senior Debt (Due 12/16)(1)	5.3%	—	5.3%	4,711	4,722	4,597
West World Media, LLC	Information Services	Senior Debt (Due 9/15)(1)	11.0%	3.0%	14.0%	11,499	10,997	11,227
		Class A Membership Units (25,000 units)(1)(5)					1	349
		Warrant to purchase Class A Membership Units (expire 9/15)(1)(5)					324	378
Xpressdocs Holdings, Inc.	Business Services	Series A Preferred Stock (161,870 shares)(5)					500	241
Total non-affiliate investments (represents 73.8% of total investments at fair value)							475,678	301,833
Total Investments							$596,287	$409,022

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

MCG Capital Corporation
Consolidated Schedule of Investments
December 31, 2012
(dollars in thousands)

			Interest Rate(8)					Fair Value
Portfolio Company	Industry	Investment	Current	PIK	Total	Principal	Cost
Control Investments(4):
GMC Television Broadcasting, LLC(2)	Broadcasting	Senior Debt (Due 12/16)(1)	4.3%	—	4.3%	$17,570	$15,150	$15,736
		Subordinated Debt (Due 12/16)(6)	2.5%	—	2.5%	11,303	6,976	—
		Class B Voting Units (8.0%, 86,700 units)(5)					9,071	—
Jet Plastica Investors, LLC(2)(10)	Plastic Products	Senior Debt A (Due 3/15)(1)(6)	2.3%	7.0%	9.3%	4,963	3,897	—
RadioPharmacy Investors, LLC(2)	Healthcare	Senior Debt (Due 12/16)(1)	7.5%	—	7.5%	7,640	7,640	7,640
		Subordinated Debt (Due 12/16)(1)	12.0%	3.0%	15.0%	10,521	10,518	10,518
		Preferred LLC Interest (19.7%, 70,000 units)					11,646	16,112
Total control investments (represents 10.5% of total investments at fair value)							64,898	50,006
Affiliate Investments(3):
Advanced Sleep Concepts, Inc.(2)	Home Furnishings	Senior Debt (Due 1/14)(1)	12.9%	—	12.9%	$7,559	$7,539	$7,199
		Subordinated Debt (Due 1/14)(1)(6)	12.0%	4.0%	16.0%	5,873	5,385	10
		Series A Preferred Stock (20.0%, 49 shares)(5)					344	—
		Series B Preferred Stock (1,000 shares)(5)					—	—
		Common Stock (423 shares)(5)					524	—
		Warrants to purchase Common Stock (expire 10/16)(5)					348	—
C7 Data Centers, Inc.	Business Services	Senior Debt (Due 9/17)(1)	9.5%	—	9.5%	10,000	9,659	9,659
		Series B Preferred Units (10.0%, 7,142,857 units)					2,053	2,421
Contract Datascan Holdings, Inc.	Business Services	Subordinated Debt (Due 3/16)(1)	12.0%	2.0%	14.0%	8,575	8,059	7,870
		Series A Preferred Stock (10.0%, 2,313 shares)(1)(5)					2,387	2,203
		Series B Preferred Stock (10.0%, 358 shares)(1)(5)					307	341
		Common Stock (8,519 shares)(1)(5)					538	—
IDOC, LLC	Healthcare	Senior Debt (Due 8/17)(1)	9.8%	—	9.8%	15,000	14,707	14,707
		Limited Partner Interests (8.0%)(1)(2)					1,032	1,073
Miles Media Group, LLC(2)	Business Services	Senior Debt (Due 6/16)(1)	12.5%	—	12.5%	16,738	16,495	16,495
		Warrants to purchase Class A Units (expire 3/21)(1)(5)					123	101
Total affiliate investments (represents 13.0% of total investments at fair value)							69,500	62,079

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

MCG Capital Corporation
Consolidated Schedule of Investments
December 31, 2012
(dollars in thousands)

			Interest Rate(8)					Fair Value
Portfolio Company	Industry	Investment	Current	PIK	Total	Principal	Cost
Non-Affiliate Investments (less than 5% owned):
Accurate Group Holdings, Inc.(2)	Business Services	Subordinated Unsecured Debt (Due 6/18)(1)	12.5%	—	12.5%	$10,000	$9,802	$9,802
		Series A Preferred Stock (974,805 shares)(5)					2,000	2,000
BarBri, Inc.	Publishing	Senior Debt (Due 6/17)(1)	6.0%	—	6.0%	6,099	6,046	6,110
Broadview Networks Holdings, Inc.	Communications	Common Stock (132,779 shares)(5)					159,579	1,087
		Series A-1 Warrant to purchase Common Stock (expire 11/20)(5)					—	—
		Series A-2 Warrant to purchase Common Stock (expire 11/20)(5)					—	—
Capstone Logistics, LLC(12)	Logistics	Senior Debt (Due 9/16)(1)	10.5%	—	10.5%	27,347	27,237	27,237
Chase Industries, Inc.	Manufacturing	Subordinated Unsecured Debt (Due 5/18)(1)	11.5%	—	11.5%	16,800	16,472	16,472
Color Star Growers of Colorado, Inc.	Agriculture	Subordinated Debt (Due 11/16)(1)	12.0%	3.0%	15.0%	13,553	13,292	13,292
Construction Trailer Specialists, Inc.(2)	Auto Parts	Senior Debt (Due 6/13)(1)	8.6%	6.3%	14.9%	6,445	6,434	6,434
Cruz Bay Publishing, Inc.	Publishing	Subordinated Debt (Due 3/15)(1)(7)	5.0%	7.3%	12.3%	20,000	19,942	19,942
CWP/RMK Acquisition Corp.(2)	Home Furnishings	Senior Debt (Due 12/16)(6)	6.8%	—	6.8%	600	519	597
Education Management, Inc.	Education	Senior Debt (Due 6/15)(1)	9.3%	—	9.3%	26,654	26,459	25,260
Gans Communications, L.P.(2)	Cable	Senior Debt (Due 10/17)(1)	5.0%	—	5.0%	5,015	4,996	5,061
G&L Investment Holdings, LLC(2)	Insurance	Subordinated Debt (Due 5/14)(1)	10.7%	4.3%	15.0%	18,667	18,462	18,462
		Series A Preferred Shares (14.0%, 5,000,000 shares)(5)					8,191	8,067
		Class C Shares (621,907 shares)(5)					529	—
Golden Knight II CLO, Ltd.	Diversified Financial Services	Income Notes (Due 4/19)					2,989	2,847
Hammond's Candies Since 1920 II, LLC	Manufacturing	Senior Debt (Due 12/17)(1)	8.5%	—	8.5%	3,500	3,427	3,427
		Subordinated Debt (Due 6/18)(1)	10.0%	4.0%	14.0%	9,008	8,829	8,829
Jenzabar, Inc.(9)	Technology	Subordinated Preferred Stock (109,800 shares)					1,098	988
Legacy Cabinets Holdings II, Inc.	Home Furnishings	Class B-1 Common Stock (2,000 shares)(5)					2,185	—
Mailsouth, Inc.	Publishing	Senior Debt (Due 12/16)(1)	6.8%	—	6.8%	4,640	4,590	4,594
Maverick Healthcare Equity, LLC	Healthcare	Preferred Units (10.0%, 1,250,000 units)					1,925	2,078
		Class A Common Units (1,250,000 units)(5)					—	444
Midwest Technical Institute, Inc.	Education	Senior Debt (Due 10/17)(1)	9.5%	—	9.5%	17,063	16,682	16,682
NDSSI Holdings, LLC(2)	Electronics	Senior Debt (Due 12/12)(1)	12.8%	1.0%	13.8%	30,175	30,174	30,174
		Series D Preferred Units (30.0%, 2,000,000 units)(5)					2,000	3,000
		Series A Preferred Units (516,691 units)(5)					718	—
		Series B Convertible Preferred Units (165,003 units)(5)					142	187
		Class A Common Units (1,000,000 units)(5)					333	—
Oceans Acquisition, Inc.	Healthcare	Senior Debt (Due 12/17)(1)	10.8%	—	10.8%	23,710	23,237	23,237

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

MCG Capital Corporation
Consolidated Schedule of Investments
December 31, 2012
(dollars in thousands)

			Interest Rate(8)			Principal	Cost	Fair Value
Portfolio Company	Industry	Investment	Current	PIK	Total
Orbitz Worldwide, Inc.	Personal Transportation	Senior Debt (Due 7/14)(1)	3.2%	—	3.2%	$2,808	$2,728	$2,702
Rita’s Water Ice Franchise Company, LLC	Restaurants	Senior Debt (Due 11/16)(1)	14.0%	—	14.0%	9,375	9,301	9,301
Sagamore Hill Broadcasting, LLC(2)	Broadcasting	Senior Debt (Due 8/14)(1)	10.5%	—	10.5%	9,700	9,636	9,636
SC Academy Holdings, Inc.	Education	Subordinated Debt (Due 7/16)(1)	12.0%	—	12.0%	18,000	17,841	17,841
Softlayer Technologies, Inc.	Business Services	Senior Debt (Due 11/16)(1)	7.3%	—	7.3%	13,720	13,606	13,814
South Bay Mental Health Center, Inc.	Healthcare	Subordinated Debt (Due 10/17)(1)	12.0%	2.5%	14.5%	18,333	17,984	18,219
Summit Business Media Parent Holding Company LLC	Information Services	Class E Series I Units (636 units)(1)(5)					4,120	439
		Class E Series II Units (276 units)(1)(5)					1,788	13
Sunshine Media Group, Inc.(2)	Publishing	Warrants to purchase Common Stock (expire 1/21)(5)					—	—
The e-Media Club I, LLC	Investment Fund	LLC Interest (74 units)(5)					88	11
The Gavilon Group, LLC	Agriculture	Senior Debt (Due 12/16)(1)	6.0%	—	6.0%	8,500	8,409	8,489
Virtual Radiologic Corporation	Healthcare	Senior Debt (Due 12/16)(1)	7.8%	—	7.8%	13,740	13,591	12,091
Visant Corporation	Consumer Products	Senior Debt (Due 12/16)(1)	5.3%	—	5.3%	4,760	4,772	4,338
VS&A-PBI Holding LLC	Publishing	LLC Interest(5)					500	—
West World Media, LLC	Information Services	Senior Debt (Due 9/15)(1)	11.0%	3.0%	14.0%	11,462	10,911	11,140
		Class A Membership Units (25,000 units)(1)(5)					1	335
		Warrant to purchase Class A Membership Units (expire 9/15)(1)(5)					324	719
Xpressdocs Holdings, Inc.	Business Services	Series A Preferred Stock (161,870 shares)(5)					500	241
Total non-affiliate investments (represents 76.5% of total investments at fair value)							534,389	365,639
Total Investments							$668,787	$477,724

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

(2)	Includes securities issued by one or more of the portfolio company’s affiliates.

(3)	Affiliate investments represent companies in which we own at least 5%, but not more than 25% of the portfolio company’s voting securities.

(4)	Control investments represent companies in which we own more than 25% of the portfolio company’s voting securities.

(5)	Equity security is non-income producing at period-end.

(6)	Loan or debt security is on non-accrual status.

(7)
We did not recognize paid-in-kind, or PIK, interest or accretion income because the fair value of our investment was below its cost basis. However, we continue to accrue interest that is receivable in cash from the portfolio company.

(8)
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

(10)
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
Small Business Investment Subsidiaries—We own Solutions Capital I, L.P., or Solutions Capital, a wholly owned subsidiary licensed by the United States Small Business Administration, or SBA, which operates as a small business investment company, or SBIC, under the Small Business Investment Act of 1958, as amended, or SBIC Act. In March 2011, we formed another wholly owned subsidiary, Solutions Capital II, L. P. in order to apply for a second SBIC license. In September 2012, we submitted documentation to the SBA in support of a potential SBIC license for Solutions Capital II, L.P. In February 2013, we received a letter from the SBA inviting us to file a formal license application, which we submitted to the SBA in March 2013. Receipt of such an invitation from the SBA does not assure an applicant that the SBA will grant the additional license in any specified time period or at all. MCG is also the sole member of Solutions Capital G.P., LLC, which acts as the general partner of Solutions Capital and Solutions Capital II, L.P.
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
BASIS OF PRESENTATION AND USE OF ESTIMATES
These unaudited financial statements and the accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America and conform to Regulation S-X under the Securities Exchange Act of 1934, as amended. We believe we have made all necessary adjustments so that the financial statements are presented fairly and that all such adjustments are of a normal recurring nature. We eliminated all significant intercompany balances. In accordance with Article 6 of Regulation S-X of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, we do not consolidate portfolio company investments, including those in which we have a controlling interest. Certain prior period information has been reclassified to conform to current year presentation. Further, in connection with the preparation of these Condensed Consolidated Financial

Statements, we have evaluated subsequent events that occurred after the balance sheet date as of March 31, 2013 through the date these financial statements were issued.
Preparing financial statements requires us to make estimates and assumptions that affect the amounts reported on our Condensed Consolidated Financial Statements and accompanying notes. Although we believe the estimates and assumptions used in preparing these Condensed Consolidated Financial Statements and related notes are reasonable, actual results could differ materially.
Interim results are not necessarily indicative of results for a full year. You should read these Condensed Consolidated Financial Statements in conjunction with the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2012.
NOTE 2—INVESTMENT PORTFOLIO
The following table summarizes the composition of our investment portfolio at cost and fair value:

	COST BASIS				FAIR VALUE BASIS
	March 31, 2013		December 31, 2012		March 31, 2013		December 31, 2012
(dollars in thousands)	Investments at Cost	% of Total Portfolio	Investments at Cost	% of Total Portfolio	Investments at Fair Value	% of Total Portfolio	Investments at Fair Value	% of Total Portfolio
Debt Investments
Senior secured debt	$222,255	37.3%	$297,842	44.6%	$214,907	52.5%	$291,760	61.1%
Subordinated debt
Secured	121,942	20.4	127,288	19.0	111,801	27.3	114,983	24.1
Unsecured	39,085	6.6	26,274	3.9	39,085	9.6	26,274	5.4
Total debt investments	383,282	64.3	451,404	67.5	365,793	89.4	433,017	90.6
Equity investments
Preferred	43,730	7.3	46,403	6.9	39,264	9.6	41,558	8.7
Common/common equivalents	169,275	28.4	170,980	25.6	3,965	1.0	3,149	0.7
Total equity investments	213,005	35.7	217,383	32.5	43,229	10.6	44,707	9.4
Total investments	$596,287	100.0%	$668,787	100.0%	$409,022	100.0%	$477,724	100.0%
Our debt instruments bear contractual interest rates ranging from 2.5% to 15.0%, a portion of which may be in the form of paid-in-kind interest, or PIK. As of March 31, 2013, approximately 69.4% of the fair value of our loan portfolio had variable interest rates, based on a London Interbank Offer Rate, or LIBOR, benchmark or the prime rate, and 30.6% of the fair value of our loan portfolio had fixed interest rates. As of March 31, 2013, approximately 59.4% of our loan portfolio, at fair value, had LIBOR floors between 1.0% and 3.0% on a LIBOR-based index and prime floors between 2.5% and 6.0%. At origination, our loans generally have four- to six-year stated maturities. Borrowers typically pay an origination fee based on a percent of the total commitment and a fee on undrawn commitments.
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

The following table summarizes the cost and fair value of loans more than 90 days past due and loans on non-accrual status:

	COST BASIS				FAIR VALUE BASIS
	March 31, 2013		December 31, 2012		March 31, 2013		December 31, 2012
(dollars in thousands)	Investments at Cost	% of Loan Portfolio	Investments at Cost	% of Loan Portfolio	Investments at Fair Value	% of Loan Portfolio	Investments at Fair Value	% of Loan Portfolio
Loans greater than 90 days past due
On non-accrual status	$3,897	1.02%	$3,897	0.86%	$—	—%	$—	—%
Not on non-accrual status	—	—	—	—	—	—	—	—
Total loans greater than 90 days past due	$3,897	1.02%	$3,897	0.86%	$—	—%	$—	—%
Loans on non-accrual status
0 to 90 days past due	$10,846	2.83%	$12,880	2.85%	$597	0.16%	$607	0.14%
Greater than 90 days past due	3,897	1.02	3,897	0.86	—	—	—	—
Total loans on non-accrual status	$14,743	3.85%	$16,777	3.71%	$597	0.16%	$607	0.14%
The following table summarizes our investment portfolio by industry at fair value:

	March 31, 2013		December 31, 2012
(dollars in thousands)	Investments at Fair Value	Percent of Total Portfolio	Investments at Fair Value	Percent of Total Portfolio
Healthcare	$96,775	23.7%	$106,119	22.2%
Business services	66,641	16.3	64,947	13.6
Education	52,882	12.9	59,783	12.5
Manufacturing	38,205	9.3	28,728	6.0
Publishing	30,388	7.4	30,646	6.4
Insurance	26,364	6.5	26,529	5.6
Broadcasting	25,390	6.2	25,372	5.3
Agriculture	21,584	5.3	21,781	4.6
Information services	12,406	3.0	12,646	2.7
Restaurants	9,306	2.3	9,301	1.9
Home furnishings	7,822	1.9	7,806	1.6
Auto parts	6,440	1.6	6,434	1.3
Cable	5,062	1.2	5,061	1.1
Consumer products	4,597	1.1	4,338	0.9
Electronics	—	—	33,361	7.0
Logistics	—	—	27,237	5.7
Other(a)	5,160	1.3	7,635	1.6
Total	$409,022	100.0%	$477,724	100.0%
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

Assets Measured at Fair Value on a Recurring Basis
The following table presents the assets that we report at fair value on our Consolidated Balance Sheets by fair value hierarchy:

	March 31, 2013
(in thousands)	Internal Models with Significant		Total Fair Value Reported in Consolidated Balance Sheet
	Observable Market Parameters (Level 2)	Unobservable Market Parameters (Level 3)
Non-affiliate investments
Senior secured debt	$51,159	$99,806	$150,965
Subordinated secured debt	—	93,070	93,070
Unsecured subordinated debt	—	39,085	39,085
Preferred equity	3,055	13,039	16,094
Common/common equivalents	—	2,619	2,619
Total non-affiliate investments	54,214	247,619	301,833
Affiliate investments
Senior secured debt	—	40,559	40,559
Subordinated secured debt	—	8,135	8,135
Preferred equity	—	6,707	6,707
Common/common equivalents	—	1,346	1,346
Total affiliate investments	—	56,747	56,747
Control investments
Senior secured debt	—	23,383	23,383
Subordinated secured debt	—	10,596	10,596
Preferred equity	—	16,463	16,463
Total control investments	—	50,442	50,442
Total assets at fair value	$54,214	$354,808	$409,022
As of March 31, 2013, we had no investments that had quoted market prices in active markets which we would categorize as Level 1 investments under ASC 820. Cash and cash equivalents are carried at cost which approximates fair value and are Level 1 assets.
Valuation Methodologies and Procedures
As required by the 1940 Act, we classify our investments by level of control. Control investments include both majority-owned control investments and non-majority owned control investments. A majority-owned control investment represents a security in which we own more than 50% of the voting interest of the portfolio company and generally control its board of directors. A non-majority owned control investment represents a security in which we own 25% to 50% of the portfolio company’s voting equity. As of each of March 31, 2013 and December 31, 2012, our portfolio contained zero non-majority control investments. Non-control investments represent both affiliate and non-affiliate securities for which we do not have a controlling interest. Affiliate investments represent securities in which we own 5% to 25% of the portfolio company’s equity. Non-affiliate investments represent securities in which we own less than 5% of the portfolio company’s equity.

•
Majority-Owned Control Investments—Majority-owned control investments comprised 12.3% of our investment portfolio as of March 31, 2013. Market quotations are not readily available for these investments; therefore, we use a combination of market and income approaches to determine their fair value. Typically, private companies are bought and sold based on multiples of earnings before interest, taxes, depreciation and amortization, or EBITDA, cash flows, net income, revenues or, in limited cases, book value. Generally, we apply multiples that we observe for other comparable companies to relevant financial data for the portfolio company in question. Also, in a limited number of cases, we use income approaches to determine fair value, based on our projections of the discounted future free cash flows that the portfolio company will likely generate, as well as industry derived capital costs. Our valuation approaches for majority-owned investments estimate the value upon a hypothetical sale or exit and then allocates such value to the investment's securities in order of their relative liquidation preference. In addition, we assume that any outstanding debt or other securities that are senior to our securities are required to be repaid at par. These valuation approaches consider the value of our ability to control the portfolio company’s capital structure and the timing of a potential exit.

•
Non-Control Investments—Non-control investments comprised 87.7% of our investment portfolio as of March 31, 2013. Quoted prices were not available for 84.9% of our non-control investments as of March 31, 2013. For our non-control equity investments, we use the same market and income approaches used to value our control investments. For non-control debt investments for which no quoted prices are available, we estimate fair value using a market-yield approach based on the expected future cash flows discounted at the loans’ effective interest rates, based on our estimate of current market rates. We may adjust discounted cash flow calculations to reflect other market conditions or the perceived credit risk of the borrower. In the event the fair value of a non-control debt investment, as determined by the same market or income approach used to value our control investments, is below our cost, we estimate the fair value using the market or income approach.

•
Thinly Traded and Over-the-Counter Securities—Generally, we value securities that are traded in the over-the-counter market or on a stock exchange at the average of the prevailing bid and ask prices on the date of the relevant period end. However, we may apply a discount to the market value of restricted or thinly-traded public securities to reflect the impact that these restrictions have on the value of these securities. We review factors, including the trading volume, total securities outstanding and our percentage ownership of securities to determine whether the trading levels are active (Level 1) or inactive (Level 2). As of March 31, 2013, these securities represented 13.3% of our investment portfolio. We utilize independent pricing services to arrive at certain of our fair value estimates. The majority of our level 2 investments are senior debt investments that are secured and collateralized. To corroborate “bid/ask” quotes from independent pricing services we perform a market-yield approach to validate prices obtained or obtain other evidence.

Our valuation analyses incorporate the impact that key events could have on the securities’ values, including public and private mergers and acquisitions, purchase transactions, public offerings, letters of intent and subsequent debt or equity sales. Our valuation analyses also include key external data, such as market changes and industry valuation benchmarks. We also use independent valuation firms to provide additional data points for our quarterly valuation analyses. Our general practice is to obtain an independent valuation or review of valuation at least once per year for each portfolio investment that had a fair value in excess of $5.0 million, unless the fair value has otherwise been derived through a sale of some or all of our investment in the portfolio company or is a new investment made within the last twelve months. In total, as of March 31, 2013, we either obtained a valuation or review from an independent firm, considered new investments made or used market quotes in the preceding twelve-month period for 98.8% of our investment portfolio, calculated on a fair value basis.
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
Changes in Level 3 Fair Value Measurements
We classify securities in the Level 3 valuation hierarchy based on the significance of the unobservable factors to the overall fair value measurement. Our fair value approach for Level 3 securities primarily uses unobservable inputs, but may also include observable, actively quoted components derived from external sources. Accordingly, the gains and losses in the table below include fair value changes due, in part, to observable factors. Additionally, we transfer investments in and out of Level 1, 2 and 3 securities as of the ending balance sheet date, based on changes in the use of observable and unobservable inputs utilized to perform the valuation for the period. During the three months ended March 31, 2013 and 2012, there were no transfers in or out of Level 1, 2 or 3.

The following table provides a reconciliation of fair value changes during the three months ended March 31, 2013 for all investments for which we determine fair value using unobservable (Level 3) factors:

(in thousands)	Fair value measurements using unobservable inputs (Level 3)
	Non-affiliate Investments	Affiliate Investments	Control Investments	Total
Fair value December 31, 2012
Senior secured debt	$163,125	$48,060	$23,376	$234,561
Subordinated secured debt	96,585	7,880	10,518	114,983
Unsecured subordinated debt	26,274	—	—	26,274
Preferred equity	16,561	6,038	16,112	38,711
Common/common equivalents equity	3,048	101	—	3,149
Total fair value December 31, 2012	305,593	62,079	50,006	417,678
Realized/unrealized gain (loss)
Senior secured debt	1,070	146	—	1,216
Subordinated secured debt	(55)	185	—	130
Preferred equity	(460)	600	(215)	(75)
Common/common equivalents equity	74	1,245	—	1,319
Total realized/unrealized gain (loss)	629	2,176	(215)	2,590
Issuances
Senior secured debt	8,485	77	7	8,569
Subordinated secured debt	5,950	80	78	6,108
Unsecured subordinated debt	12,811	—	—	12,811
Preferred equity	47	69	566	682
Total issuances	27,293	226	651	28,170
Settlements
Senior secured debt	(65,524)	(7,724)	—	(73,248)
Subordinated secured debt	(9,410)	(10)	—	(9,420)
Common/common equivalents equity	(500)	—	—	(500)
Total settlements	(75,434)	(7,734)	—	(83,168)
Sales
Senior secured debt	(7,350)	—	—	(7,350)
Preferred equity	(3,109)	—	—	(3,109)
Common/common equivalents equity	(3)	—	—	(3)
Total sales	(10,462)	—	—	(10,462)
Fair value as of March 31, 2013
Senior secured debt	99,806	40,559	23,383	163,748
Subordinated secured debt	93,070	8,135	10,596	111,801
Unsecured subordinated debt	39,085	—	—	39,085
Preferred equity	13,039	6,707	16,463	36,209
Common/common equivalents equity	2,619	1,346	—	3,965
Total fair value as of March 31, 2013	$247,619	$56,747	$50,442	$354,808
There were no purchases of level 3 investments during the three months ended March 31, 2013.

The following table provides a reconciliation of fair value changes during the three-month period ended March 31, 2012 for all investments for which we determine fair value using unobservable (Level 3) factors:

(in thousands)	Fair value measurements using unobservable inputs (Level 3)
	Non-affiliate Investments	Affiliate Investments	Control Investments	Total
Fair value December 31, 2011
Senior secured debt	$280,371	$40,572	$62,615	$383,558
Subordinated secured debt	100,967	12,967	10,355	124,289
Unsecured subordinated debt	12,203	—	—	12,203
Preferred equity	28,978	12,453	46,293	87,724
Common/common equivalents equity	18,645	3,610	—	22,255
Total fair value December 31, 2011	441,164	69,602	119,263	630,029
Realized/unrealized gain (loss)
Senior secured debt	658	(1,082)	3,937	3,513
Subordinated secured debt	(228)	46	—	(182)
Unsecured subordinated debt	81	—	8	89
Preferred equity	(1,633)	190	(4,783)	(6,226)
Common/common equivalents equity	1	(577)	—	(576)
Total realized/unrealized gain (loss)	(1,121)	(1,423)	(838)	(3,382)
Issuances
Senior secured debt	1,401	3,494	35	4,930
Subordinated secured debt	373	129	81	583
Unsecured subordinated debt	69	—	—	69
Preferred equity	272	28	478	778
Total issuances	2,115	3,651	594	6,360
Settlements
Senior secured debt	(18,510)	(2,050)	(1,080)	(21,640)
Subordinated secured debt	(12,541)	—	(79)	(12,620)
Unsecured subordinated debt	—	—	(8)	(8)
Preferred equity	(6,908)	—	—	(6,908)
Common/common equivalents equity	(16,791)	—	—	(16,791)
Total settlements	(54,750)	(2,050)	(1,167)	(57,967)
Fair value as of March 31, 2012
Senior secured debt	263,920	40,934	65,507	370,361
Subordinated secured debt	88,571	13,142	10,357	112,070
Unsecured subordinated debt	12,353	—	—	12,353
Preferred equity	20,709	12,671	41,988	75,368
Common/common equivalents equity	1,855	3,033	—	4,888
Total fair value as of March 31, 2012	$387,408	$69,780	$117,852	$575,040
There were no purchases or sales of level 3 investments during the three months ended March 31, 2012.

Unrealized (Depreciation) Appreciation of Level 3 Investments
The following table summarizes the unrealized appreciation (depreciation) that we recognized on those investments for which we determined fair value using unobservable inputs (Level 3) for the three months ended March 31, 2013 and 2012:

	Three months ended March 31, 2013				Three months ended March 31, 2012
(in thousands)	Non-affiliate Investments	Affiliate Investments	Control Investments	Total	Non-affiliate Investments	Affiliate Investments	Control Investments	Total
Change in unrealized appreciation (depreciation)
Senior secured debt	$1,070	$147	$—	$1,217	$658	$(1,082)	$3,937	$3,513
Subordinated secured debt	1,978	185	—	2,163	(90)	46	—	(44)
Unsecured subordinated debt	—	—	—	—	81	—	—	81
Preferred equity	(366)	598	(215)	17	(1,633)	190	(4,783)	(6,226)
Common/common equivalents equity	1,277	1,246	—	2,523	68	(577)	—	(509)
Total change in unrealized appreciation (depreciation) on Level 3 investments	$3,959	$2,176	$(215)	$5,920	$(916)	$(1,423)	$(846)	$(3,185)
Significant Unobservable Inputs
Our investment portfolio is not composed of homogeneous debt and equity securities that can be valued with a small number of inputs. Rather, the majority of our investment portfolio is composed of complex debt and equity securities with distinct contract terms and conditions. As such, our valuation of each investment in our portfolio is unique and complex, often factoring in numerous different inputs, including the historical and forecasted financial and operational performance of the portfolio company, projected cash flows, market multiples, comparable market transactions, the priority of our securities compared with those of other investors, credit risk, interest rates, independent valuations and reviews and other inputs too numerous to list quantitatively herein.
The following table summarizes the significant unobservable inputs in the fair value measurements of our level 3 investments by category of investment and valuation technique as of March 31, 2013:

($ in thousands)	Fair Value	Valuation Techniques	Unobservable Inputs	Range		Weighted Average
				Minimum	Maximum
Senior debt	$163,748	Discounted cash flow	Market interest rate	6.8%	12.8%	9.4%
		Discounted cash flow	Discount rate	4.0%	4.0%	4.0%
		Market comparable companies	EBITDA multiple(a)	7.5x	7.5x	7.5x
Subordinated debt	150,886	Discounted cash flow	Market interest rate	11.5%	15.0%	13.3%
		Market comparable companies	Revenue multiple	0.2x	0.2x	0.2x
		Market comparable companies	EBITDA multiple(a)	7.5x	7.5x	7.5x
Preferred and common equity	40,174	Market comparable companies	EBITDA multiple(a)	4.4x	10.0x	7.4x
			Discount for minority interest	—%	25.0%	1.9%
		Pending transactions/Letters of intent	Discount	—%	—%	—%
		Residual assets	Discount	25.0%	25.0%	25.0%
	$354,808
________________

(a)	EBITDA may include proforma adjustments and/or other addbacks based on specific circumstances related to each investment.

NOTE 4—CONCENTRATIONS OF INVESTMENT RISK
During the three months ended March 31, 2013, we had concentrations in certain industries, including the healthcare, business services and education industries. The following table summarizes our fair value and revenue concentrations in each of those industries:

	Investments at fair value				Revenue for the three months ended
	March 31, 2013		December 31, 2012		March 31, 2013		March 31, 2012
(dollars in thousands)	Amount	% of Total Portfolio	Amount	% of Total Portfolio	Amount	% of Total Revenue	Amount	% of Total Revenue
Industry
Healthcare	$96,775	23.7%	$106,119	22.2%	$3,053	23.0%	$2,706	15.4%
Business services	66,641	16.3	64,947	13.6	1,801	13.6	2,043	11.6
Education	52,882	12.9	59,783	12.5	1,564	11.8	1,389	7.9
NOTE 5—BORROWINGS
As of March 31, 2013, we reported $233.0 million of borrowings on our Consolidated Balance Sheets at cost. The following table summarizes our borrowing facilities, the facility amounts and amounts outstanding.

		March 31, 2013		December 31, 2012
(dollars in thousands)	Maturity Date	Total Facility/ Program	Amount Outstanding	Total Facility/ Program	Amount Outstanding
SBIC
2008-10B	September 2018	$2,600	$2,600	$2,600	$2,600
2009-10A	March 2019	12,000	12,000	12,000	12,000
2009-10B	September 2019	13,000	13,000	13,000	13,000
2010-10B	September 2020	27,500	27,500	27,500	27,500
2011-10A	March 2021	53,500	53,500	53,500	53,500
2012-10A	March 2022	41,400	41,400	41,400	41,400
MCG Commercial Loan Trust 2006-1
Series 2006-1 Class B Notes(a)	April 2018(b)	22,113	22,113	37,151	37,151
Series 2006-1 Class C Notes(c)	April 2018(b)	45,000	32,000	45,000	32,000
Series 2006-1 Class D Notes(d)	April 2018(b)	45,945	28,902	45,945	28,902
Bank of America Unsecured Revolver
Unsecured Revolving Note	November 2014	20,000	—	20,000	—
Total borrowings		$283,058	$233,015	$298,096	$248,053
__________ (a) In April 2013, the Class B Notes were repaid in full.
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

We estimate that the fair value of these borrowings as of March 31, 2013 was approximately $235.9 million, based on market data and current interest rates. This fair value is estimated from market quotes in an inactive market provided by an independent pricing service for $78.8 million of our borrowings (level 2) and a market-yield approach for $157.1 million (level 3) of our borrowings.
As a BDC, we are not permitted to incur indebtedness or issue senior securities, including preferred stock, unless immediately after such borrowing we have an asset coverage for total borrowings (excluding borrowings by our SBIC facility) of at least 200%. In addition, we may not be permitted to declare any cash dividend or other distribution on our outstanding common shares, or purchase any such shares, unless, at the time of such declaration or purchase, we have an asset coverage ratio of at least 200% after deducting the amount of such dividend, distribution or purchase price. If we are unable to meet this asset coverage requirement, we may not be able to incur additional debt. As of March 31, 2013, our ratio of total assets to total borrowings and other senior securities was 542%.
Each of our borrowing facilities has certain financial covenants and non-financial covenants. We were in compliance with the covenants as of March 31, 2013 and 2012.
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

(in thousands)	March 31, 2013
2013(a)	$28,088
2014	—
2015	—
2016	—
2017	—
Thereafter	204,927
Total	$233,015
____________

(a)	Reflects repayments we are required to make in connection with principal collections from collateral loans in our MCG Commercial Loan Trust 2006-1.
SBIC Debentures
In December 2004, we formed a wholly owned subsidiary Solutions Capital. Solutions Capital has a license from the SBA to operate as an SBIC under the SBIC Act. The license permits Solutions Capital to borrow up to $150.0 million from the SBA, which is the maximum amount of outstanding leverage available to single-license SBIC companies.
In March 2011, we formed another wholly owned subsidiary, Solutions Capital II, L. P. in order to apply for a second SBIC license. In September 2012, we submitted documentation to the SBA in support of a potential SBIC license for Solutions Capital II, L.P. In February 2013, we received a letter from the SBA inviting us to file a formal license application, which we submitted to the SBA in March 2013. There is no assurance that the SBA will grant the additional license in any specified time period or at all. Currently, a second SBIC license would grant us the ability to borrow up to an additional $75 million from the SBA, or two times the amount of statutory equity capital we invest in Solutions Capital II, L.P. If approved and depending on available capital, we intend to fund the entire $37.5 million using unrestricted cash.
To realize the full $150.0 million in borrowings for which we have received approval to date under the SBIC program, we have funded a total of $75.0 million to Solutions Capital. As of each of March 31, 2013 and December 31, 2012, Solutions Capital had borrowed $150.0 million. We are permitted to use these funds to provide debt and equity capital to qualifying small businesses. However, we may not use these borrowings to provide additional financing to certain companies that are currently in our portfolio without SBA approval. In addition, we may not use these funds to provide working capital to MCG, Solutions Capital's parent company.
As of March 31, 2013 and December 31, 2012, we had $186.3 million and $187.9 million, respectively, of investments in our SBIC and we had $50.5 million and $48.3 million, respectively, of restricted cash to be used for additional investments in our SBIC.

As of March 31, 2013, Solutions Capital had borrowings outstanding as summarized in the following table:

	Amount Outstanding
(dollars in thousands)	March 31, 2013	December 31, 2012	Rate
Tranche
2008-10B	$2,600	$2,600	6.44%	Fixed
2009-10A	12,000	12,000	5.34%	Fixed
2009-10B	13,000	13,000	4.95%	Fixed
2010-10B	27,500	27,500	3.93%	Fixed
2011-10A	53,500	53,500	4.80%	Fixed
2012-10A	41,400	41,400	3.38%	Fixed
Total	$150,000	$150,000	4.33%
In October 2008, we received exemptive relief from the SEC which allows us to exclude debt issued by Solutions Capital from the calculation of our consolidated BDC asset coverage ratio.
MCG Commercial Loan Trust 2006-1
In April 2006, we completed a $500.0 million debt securitization through the MCG Commercial Loan Trust 2006-1, or 2006-1 Trust, a wholly owned subsidiary. The 2006-1 Trust issued $106.25 million of Class A-1 Notes, $50.0 million of Class A-2 Notes, $85.0 million of Class A-3 Notes, $58.75 million of Class B Notes, $45.0 million of Class C Notes and $47.5 million of Class D Notes. The respective classes of notes were issued with interest at LIBOR plus 0.33%, 0.35%, 0.33%, 0.58%, 1.05% and 2.25%. As of March 31, 2013, we have repaid all of the Class A notes.
All of the notes are secured by the assets of the 2006-1 Trust. The following table summarizes the fair value of the assets securitized under this facility as of March 31, 2013 and December 31, 2012:

(dollars in thousands)	March 31, 2013		December 31, 2012
	Amount	%	Amount	%
Securitized assets
Senior secured debt	$104,390	62.1%	$136,513	74.2%
Subordinated secured debt	30,000	17.9	30,025	16.3
Common Equity	452	0.3	452	0.3
Total securitized assets	134,842	80.3	166,990	90.8
Cash, securitization accounts	33,144	19.7	16,980	9.2
Total collateral	$167,986	100.0%	$183,970	100.0%
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
Bank of America Unsecured Revolver
In November 2012, we obtained an unsecured revolving credit facility with Bank of America, N.A. in the principal amount of $20.0 million, or Bank of America Unsecured Revolver. Advances under the Bank of America Unsecured Revolver will bear interest at LIBOR plus 3.5% per annum and will expire in November 2014. As of March 31, 2013, there were no borrowings outstanding on the Bank of America Unsecured Revolver.

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
STOCK REPURCHASE PROGRAM
On January 17, 2012, our board of directors authorized a stock repurchase program of up to $35.0 million and we have provided our stockholders with notice of our intention to repurchase shares of our common stock in accordance with 1940 Act requirements. Under the program, we are authorized to repurchase shares in open market transactions, including through block purchases, depending on prevailing market conditions and other factors. The repurchase program may be extended, modified or discontinued at any time for any reason. The program does not obligate us to acquire any specific number of shares, and all repurchases will be made in accordance with SEC Rule 10b-18, which sets certain restrictions on the method, timing, price and volume of stock repurchases. During the three months ended March 31, 2013, we repurchased 504,639 shares of our common stock at a weighted average purchase price of $4.50 per share, which was a 13.1% discount from our quarterly net asset value per share.
We have received an exemptive order from the SEC to permit us to issue restricted shares of our common stock as part of the compensation packages for certain of our employees and directors. Awards under the Third Amended and Restated 2006 Employee Restricted Stock Plan (discussed in Note 7—Share-Based Compensation below) must comply with all aspects of the SEC's order, including the following:

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

We have requested the assurance of the staff of the Division of Investment Management that it would not recommend enforcement action to the SEC under the 1940 Act or Rule 17d-1 thereunder if we engage in a stock repurchase program and agree not to issue additional restricted stock under any compensation plan unless such issuance, together with all restricted stock outstanding under all compensation plans, does not exceed 10% of our outstanding common stock at the time of such issuance less the total number of shares previously issued, in the aggregate, pursuant to all compensatory plans. We have received no assurance or indication from the SEC that we will receive such relief, or of the timeframe in which we would receive any relief, should it ultimately be granted. As of December 31, 2012 and March 31, 2013, an aggregate of 1,079,253 and 574,614 shares of restricted stock, respectively, could be issued under our Third Amended and Restated 2006 Employee Restricted Stock Plan and our Third Amended and Restated 2006 Non-Employee Director Restricted Stock Plan before reaching the 10% threshold set forth in the SEC's order. The decrease in shares that could be issued under the restricted stock plans is attributable to the shares we repurchased under our stock repurchase program.

DISTRIBUTIONS
The following table summarizes our distributions per share declared since January 1, 2012:

Date Declared	Record Date	Payment Date	Amount
April 26, 2013	May 10, 2013	May 31, 2013	$0.125
March 1, 2013	March 15, 2013	March 29, 2013	$0.125
October 26, 2012	November 16, 2012	November 30, 2012	$0.125
July 27, 2012	August 17, 2012	August 31, 2012	$0.140
April 27, 2012	June 13, 2012	July 13, 2012	$0.140
February 24, 2012	April 13, 2012	May 15, 2012	$0.170
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
During the three months ended March 31, 2013, no shares of restricted stock were issued under the 2006 Plan. During three months ended March 31, 2012, we issued 1,000,000 shares of restricted stock under the 2006 Plan with a weighted-average fair value per share of common stock at the award date of $4.43.
During the three months ended March 31, 2013 and 2012, we recognized $0.4 million and $0.5 million, respectively, of compensation expense related to share-based compensation awards. As of March 31, 2013, all the restricted share awards for which forfeiture provisions had not lapsed carried non-forfeitable dividend rights to the holder of the restricted shares. As of March 31, 2013, we had $4.0 million of unrecognized compensation cost related to restricted common stock awarded to employees. We expect to recognize these costs over the remaining weighted-average requisite service period of 2.8 years.
Non-Employee Director Share-Based Compensation
During June 2006, our stockholders initially approved the 2006 Non-Employee Director Restricted Stock Plan, which was subsequently amended and restated and which we refer to as the 2006 Non-Employee Plan. In May 2010, our stockholders approved an amendment to the 2006 Non-Employee Plan that increased the number of shares we may award to non-employee members of our board of directors from 100,000 to 150,000 shares. During the three months ended March 31, 2013 and 2012, no shares of restricted stock were issued under the 2006 Plan. During the three months ended March 31, 2013 and 2012, we recognized less than $0.1 million of compensation costs related to share-based awards to non-employee directors. We include this compensation cost in general and administrative expense on our Consolidated Statements of Operations. As of March 31, 2013, we had less than $0.1 million of unrecognized compensation cost related to restricted common stock awarded to non-employee directors, which we expect to recognize over the remaining weighted-average requisite service period of 1.7 years.

SUMMARY OF EMPLOYEE AND NON-EMPLOYEE DIRECTOR SHARE-BASED COMPENSATION
The following table summarizes our restricted stock award activity during the three months ended March 31, 2013:

	Shares	Weighted-Average Grant Date Fair Value per Share
Subject to forfeiture provisions as of December 31, 2012	1,142,020	$4.69
Forfeiture provision satisfied	(25,075)	$4.09
Subject to forfeiture provisions as of March 31, 2013	1,116,945	$4.65
NOTE 8—CORPORATE RESTRUCTURING
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
During the three months ended March 31, 2013, we incurred $7,000 of restructuring expenses related to severance obligations, which we reported as a separate line item on our Consolidated Statements of Operations.
We included liabilities associated with our restructuring in other liabilities on our Consolidated Balance Sheets. The following table summarizes changes in the balance of our restructuring liabilities from January 1, 2013 through March 31, 2013:

(in thousands)	Severance Benefits	Other	Total
Balance as of December 31, 2012	$648	$21	$669
Additions	—	(10)	(10)
Accretion	7	—	7
Cash payments	(220)	(8)	(228)
Balance as of March 31, 2013	$435	$3	$438
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
We use the asset and liability method to account for our Taxable Subsidiaries' income taxes. Using this method, we recognize deferred tax assets and liabilities for the estimated future tax effects attributable to temporary differences between financial reporting and the tax basis of assets and liabilities. In addition, we recognize deferred tax benefits associated with net operating carryforwards that we may use to offset future tax obligations. We measure deferred tax assets and liabilities using the enacted tax rates expected to apply to taxable income in the years in which we expect to recover or settle those temporary differences. During each of the three months ended March 31, 2013 and 2012, we recorded income tax provisions of less than $0.1 million, which were primarily attributable to flow-through taxable income on certain investments held by our subsidiaries.
From December 2001 through March 31, 2013, we declared distributions per share of $13.51 in the aggregate. Each year, we mail statements on Form 1099-DIV to our stockholders that identify whether we made distributions from ordinary income, net capital gains on the sale of securities, which are each taxable distributions, and/or a return of paid-in-capital surplus, which is a nontaxable distribution. A portion of our distributions may represent a return of capital to our stockholders, to the extent that the total distributions paid in a given year exceed current and accumulated taxable earnings and profits. All or a portion of the distributions that we paid to stockholders during fiscal years 2012, 2011, 2008, 2006, 2005, 2004 and 2003 represented a return of capital.

We determine the tax attributes of our distributions as of the end of our fiscal year based upon our taxable income for the full year and distributions paid during the full year. Therefore, a determination of tax attributes made on a quarterly basis may not be representative of the actual tax attributes of distributions for a full year. If we determined the tax attributes of our distributions as of March 31, 2013, 49% would be from ordinary income and 51% would be a return of capital. Future distributions will take into account the requirements for us to distribute the majority of our taxable income to fulfill our distribution requirements as a RIC, together with an assessment of our current and forecasted gains and losses recognized or to be recognized for tax purposes, portfolio transactional events, liquidity, cash earnings and our asset coverage ratio at the time of such decision.
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
Taxable income generally excludes unrealized gains and losses from appreciation or depreciation of our investments, which are included in GAAP net income. Further, amounts recognized for financial reporting purposes may differ from amounts included in taxable income due to the accrued dividends on preferred stock, which increase the book basis but not the tax basis of our investments, and non-accrual interest on loans, which increase the tax basis but not book basis.

NOTE 10—EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted income per common share for the three months ended March 31, 2013 and 2012:

(dollars in thousands, except per share amounts)	Three months ended March 31, 2013
	2013	2012
Numerator for basic and diluted earnings per share
Net income	$7,752	$1,357
Less: Dividends declared—common and restricted shares	(8,902)	(13,050)
Undistributed loss	(1,150)	(11,693)
Percentage allocated to common shares(a)	98.4%	99.2%
Undistributed earnings—common shares	(1,132)	(11,599)
Add: Dividends declared—common shares	8,760	12,946
Numerator for common shares outstanding excluding participating shares	7,628	1,347
Numerator for participating unvested shares only	124	10
Numerator for basic and diluted earnings per share—total	$7,752	$1,357
Denominator for basic and diluted weighted-average shares outstanding
Common shares outstanding	70,365	76,443
Participating unvested shares	1,142	607
Basic and diluted weighted-average common shares outstanding—total	71,507	77,050
Earnings (loss) per share—basic and diluted
Excluding participating unvested shares	$0.11	$0.02
Including participating unvested shares	$0.11	$0.02

(a) Basic and diluted weighted-average common shares:
Weighted-average common shares outstanding	70,365	76,443
Weighted-average restricted shares	1,142	607
Total basic and diluted weighted-average common shares	71,507	77,050
Percentage allocated to common shares	98.4%	99.2%
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

We do not report the unused portions of these commitments on our Consolidated Balance Sheets. As of March 31, 2013 and December 31, 2012, we had $18.1 million and $23.0 million, respectively, of outstanding unused loan commitments. We estimate that as of each of March 31, 2013 and December 31, 2012, the fair value of these commitments was $0.1 million based on the fees that we currently charge to enter into similar arrangements, taking into account the creditworthiness of the counterparties. As of March 31, 2013 and December 31, 2012, we had no outstanding guarantees or standby letters of credit.
LEASE OBLIGATIONS
We lease our headquarters and certain other facilities and equipment under non-cancelable operating and capital leases which expire through 2014. We have sublet certain of our facilities to third parties. The lease on our former headquarters in Arlington, Virginia expired in February 2013. In August 2012, we entered into a lease agreement for new office space in Arlington, Virginia. The new lease term is from October 2012 to November 2014 with a base rent of $0.4 million per year. The base rent will not increase during the term of the lease. In November 2012, we ceased using our old headquarters and recognized the remaining amounts due under that lease in other liabilities on our Consolidated Balance Sheet as of December 31, 2012. As of March 31, 2013, our obligations for the remaining terms of these leases was $0.7 million, of which $0.4 million will be payable during the next twelve months.

NOTE 12—FINANCIAL HIGHLIGHTS
The following schedule summarizes our financial highlights for the three months ended March 31, 2013 and 2012:

	Three months ended
(in thousands, except per share amounts)	March 31
	2013	2012
Per share data
Net asset value at beginning of period(a)	$5.18	$5.65
Net income(b)
Net operating income before net investment loss, loss on extinguishment of debt and income tax provision	0.11	0.05
Net realized (loss) gain on investments	(0.06)	0.21
Net unrealized appreciation (depreciation) on investments	0.06	(0.24)
Loss on extinguishment of debt before income tax provision	—	—
Income tax provision	—	—
Net income	0.11	0.02
Net decrease in net assets resulting from distributions	(0.13)	(0.17)
Net increase (decrease) in net assets relating to stock-based transactions
Issuance of shares of restricted common stock(c)	—	(0.07)
Repurchase of common stock	0.01	0.02
Net increase in stockholders’ equity from restricted stock amortization	0.01	—
Net increase (decrease) in net assets relating to share issuances	0.02	(0.05)
Net asset value at end of period(a)	5.18	5.45
Market price per share
Beginning of period	$4.60	$3.99
End of period	$4.78	$4.26
Total Return(d)	6.63%	11.03%
Shares of Common Stock Outstanding(d)
Weighted-average—basic and diluted	71,507	77,050
End of period	71,212	76,762
Net assets
Average	$372,574	$436,919
End of period	$368,672	$418,485
Ratios (annualized)
Operating expenses to average net assets	5.68%	12.44%
Net operating income to average net assets	8.78%	3.72%
General and administrative expense to average net assets	1.13%	3.62%
Return on average equity	8.46%	1.25%
__________________ (a) Based on total number of shares outstanding.
(b) Based on weighted-average number of shares outstanding.
(c) Represents the effects of shares issued during the period and the lapsing of forfeiture provisions on restricted stock on earnings per share.
(d) Total return = [(ending market price per share – beginning market price per share + dividends paid per share) / beginning market price per share].

Review Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
MCG Capital Corporation
We have reviewed the accompanying consolidated balance sheet of MCG Capital Corporation, including the consolidated schedule of investments, as of March 31, 2013, the related consolidated statements of operations, changes in net assets, cash flows and financial highlights for the three-month periods ended March 31, 2013 and 2012. These financial statements are the responsibility of MCG Capital Corporation’s management.
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
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of MCG Capital Corporation as of December 31, 2012, including the consolidated schedule of investments, and the related consolidated statements of operations, changes in net assets, cash flows, and financial highlights for the year then ended (not presented herein), and we expressed an unqualified audit opinion on those consolidated financial statements in our report dated March 5, 2013. In our opinion, the accompanying consolidated balance sheet as of December 31, 2012, including the consolidated schedule of investments, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.
/s/ ERNST & YOUNG LLP
McLean, Virginia
April 30, 2013

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The information contained in this section should be read in conjunction with the Selected Financial Data and our Condensed Consolidated Financial Statements and notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q.
This Quarterly Report on Form 10-Q, including Management's Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements that involve substantial risks and uncertainties. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates, forecasts, projections, intentions, goals, strategies, plans, prospects and the beliefs and assumptions of our management including, without limitation: our expectations regarding our results of operations, including revenues, net operating income, net investment losses and general and administrative expenses and the factors that may affect such results; our use of independent valuation firms to provide additional support for our internal analyses; our expectations regarding the approval process for a second SBIC license; our intentions with respect to funding in full our equity portion of a second SBIC license using unrestricted cash; our expectations regarding the full use before expiration of certain financial instruments, including loans, participations in loans, guarantees, letters of credit and other financial commitments; our belief that the monetizations of legacy investments and investments that exceed our target hold size are positive events for MCG and for our investors; our expectations regarding monetizations during 2013 and the use proceeds of such monetizations; our expectations with regard to 2013 origination pacing and anticipated aggregate investment levels by year-end; our expectation that we will substantially deploy our cash on-hand in 2013; our intentions to repurchase shares of our common stock under our stock repurchase program and purchase debt for cash in open markets purchases and/or privately-negotiated transactions; the sufficiency of liquidity to meet 2013 operating requirements, as well as new origination opportunities and potential dividend distributions; estimated liquidity for repayment of our borrowing facilities from a number of sources, including cash on-hand, the maturity or monetization of our investment portfolio, other borrowing facilities and equity issuances, and from other borrowing arrangements; our decisions to make dividend distributions after taking into account our distribution requirements as a RIC, together with an assessment of our current and forecasted gains and losses recognized or to be recognized for tax purposes, portfolio transactional events, liquidity, cash earnings and our asset coverage ratio; our expectations regarding the outcome of legal proceedings incidental to our business; general market conditions; the state of the economy and other factors. Forward-looking statements can be identified by terminology such as “anticipate,” “believe,” “could,” “could increase the likelihood,” “hope,” “target,” “project,” “goals,” “potential,” “predict,” “might,” “estimate,” “expect,” “intend,” “is planned,” “may,” “should,” “will,” “will enable,” “would be expected,” “look forward,” “may provide,” “would” or similar terms, variations of such terms or the negative of those terms. These statements are not guarantees of future performance and are subject to risks, uncertainties, and other factors, some of which are beyond our control and difficult to predict. Important factors could cause our actual results to differ materially from those indicated or implied by forward-looking statements. Such factors that could cause or contribute to such differences include those risk factors discussed in Item IA of Part II of this Quarterly Report on Form 10-Q.
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
DESCRIPTION OF BUSINESS
We are a solutions-focused commercial finance company that provides capital and advisory services to middle-market companies throughout the United States. Generally, our portfolio companies use our capital investment to finance acquisitions, recapitalizations, refinance existing debt, buyouts, organic growth, working capital and other general corporate purposes.
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
RECENT DEVELOPMENTS — Q1 2013

•
Originations and Advances — We made $15.9 million in originations and advances to new and existing portfolio companies, principally in the form of loans (94% or $15.0 million), including one new portfolio company.

•
Loan Monetizations — We received $81.7 million in loan payoffs and amortization payments: five borrowers repaid $71.3 million in principal at or above par and we received $10.4 million in loan amortization and paid-in-kind interest, or PIK, payments.

•
Loans on Non-Accrual — Loans on non-accrual, at cost (remained under 4% of the total loan portfolio) and fair value (under 20 basis points of the total loan portfolio) remained stable in the first quarter of 2013.

•	Equity Monetizations and Realizations — We received $3.5 million in proceeds from equity securities, principally from the sale of our investment in NDSSI Holdings, LLC.

•	Second SBIC License Update — In February 2013, we received a letter from the SBA inviting us to file a formal license application, which we submitted to the SBA in March 2013.

•
Open-Market Purchases of Our Stock — We repurchased 504,639 shares of our common stock at a total cost of $2.3 million, or a weighted average purchase price of $4.50 per share. We acquired these shares from sellers in open market transactions. We retire these shares upon settlement, thereby reducing the number of shares issued and outstanding.

•	Operating Costs — Excluding interest expense, our total operating costs were 0.5% of $607 million in total assets (equal to an annualized rate of approximately 2% of total assets).

•
Reduced Leverage — From December 31, 2012 to March 31, 2013, we reduced our outstanding borrowings under our MCG Commercial Loan Trust, or 2006-1 Trust, by $15.1 million, reducing our borrowings under our 2006-1 Trust from $98.1 million to $83.0 million as of March 31, 2013. In April 2013, we further reduced our borrowings under our 2006-1 Trust by $28.1 million from $83.0 million to $54.9 million.

OUTLOOK
Since January 1, 2010, we monetized over $950 million of our investment portfolio.  At March 31, 2013, approximately 64% of our investments, at fair value, had been originated since January 1, 2010.  Though we have seen an acceleration of monetizations, we continue to believe that monetizations of older vintage investments or investments that exceed our target hold size of $15 million are long-term positive events for MCG and for our investors.  However, these monetizations, especially when unplanned, result in short-term pressure to redeploy such capital.
Throughout the remainder of 2013, we anticipate that we will monetize approximately $30 million to $50 million of investments. In addition, we expect to use part of the proceeds from these monetizations to reduce the borrowings in our 2006-1 Trust to approximately $20 million to $30 million.  We expect to originate new loans and equity co-investments sufficient to end the year with total investments of $500 million to $530 million (calculated at fair value).
At March 31, 2013, using unrestricted cash and restricted cash from our SBIC, we had $148.6 million of cash on-hand to make new investments. Assuming continued stability in the market, actionable opportunities that meet our underwriting standards, portfolio granularity requirements and no material repayments beyond maturities that we are aware of as of March 31, 2013, we anticipate that we will substantially deploy our cash on-hand in 2013.
Under the $35 million stock repurchase program authorized by our board of directors in January 2012, we continue to repurchase shares of our common stock in open market transactions, including through block purchases, depending on prevailing market conditions and other factors. As of March 31, 2013, we have repurchased and retired an aggregate of 6,686,685 common shares at a weighted average purchase price of $4.40 per share.

ACCESS TO CAPITAL AND LIQUIDITY
At March 31, 2013, we had $98.9 million of cash and cash equivalents available for general corporate purposes, as well as $49.7 million of cash in restricted accounts related to our SBIC that we may use to fund new investments in the SBIC and $7.5 million of restricted cash held in escrow. In addition, we had $33.1 million of cash in securitization accounts, that may only be used to make interest and principal payments on our securitized borrowings or distributions to MCG in accordance with the indenture agreement of the 2006-1 Trust.
At March 31, 2013, cash in securitization accounts included $29.9 million in the principal collections account of our 2006-1 Trust. In April 2013, we used $30.5 million of securitized cash, including $0.6 million collected in April 2013, to repay borrowings of our 2006-1 Trust, a pro rata portion of which we received for the principal we own. The reinvestment period for this facility ended on July 20, 2011 and all subsequent principal collections received have been, and will be, used to repay the securitized debt. At March 31, 2013, the outstanding borrowings under the 2006-1 Trust were $83.0 million.
At March 31, 2013, $150.0 million of United States Small Business Administration, or SBA, borrowings were outstanding, the maximum available under our current SBIC license.
At March 31, 2013, we had full access to our $20.0 million unsecured revolving credit facility with Bank of America, N.A.
PORTFOLIO COMPOSITION AND INVESTMENT ACTIVITY
As of March 31, 2013, the fair value of our investment portfolio was $409.0 million, which represents a $68.7 million, or 14.4%, decrease from the $477.7 million fair value as of December 31, 2012. The following sections describe the composition of our investment portfolio as of March 31, 2013 and key changes in our portfolio during the three months ended March 31, 2013.
Portfolio Composition
The following table summarizes the composition of our investment portfolio at fair value:

	March 31, 2013		December 31, 2012
(dollars in thousands)	Investments at Fair Value	Percent of Total Portfolio	Investments at Fair Value	Percent of Total Portfolio
Debt investments
Senior secured debt	$214,907	52.5%	$291,760	61.1%
Subordinated debt
Secured	111,801	27.3	114,983	24.1
Unsecured	39,085	9.6	26,274	5.4
Total debt investments	365,793	89.4	433,017	90.6
Equity investments
Preferred equity	39,264	9.6	41,558	8.7
Common/common equivalents equity	3,965	1.0	3,149	0.7
Total equity investments	43,229	10.6	44,707	9.4
Total investments	$409,022	100.0%	$477,724	100.0%
Our debt instruments bear contractual interest rates ranging from 2.5% to 15.0%, a portion of which may be in the form of PIK. As of March 31, 2013, approximately 69.4% of the fair value of our loan portfolio had variable interest rates, based on either the London Interbank Offer Rate, or LIBOR, or the prime rate, and 30.6% of the fair value of our loan portfolio had fixed interest rates. As of March 31, 2013, approximately 59.4% of our loan portfolio, at fair value, had LIBOR floors between 1.0% and 3.0% on a LIBOR based index and prime floors between 2.5% and 6.0%. At origination, our loans generally have four- to six-year stated maturities. Borrowers typically pay an origination fee based on a percentage of the total commitment and a fee on undrawn commitments.

The following table summarizes our investment portfolio by industry at fair value:

	March 31, 2013		December 31, 2012
(dollars in thousands)	Investments at Fair Value	Percent of Total Portfolio	Investments at Fair Value	Percent of Total Portfolio
Healthcare	$96,775	23.7%	$106,119	22.2%
Business services	66,641	16.3	64,947	13.6
Education	52,882	12.9	59,783	12.5
Manufacturing	38,205	9.3	28,728	6.0
Publishing	30,388	7.4	30,646	6.4
Insurance	26,364	6.5	26,529	5.6
Broadcasting	25,390	6.2	25,372	5.3
Agriculture	21,584	5.3	21,781	4.6
Information services	12,406	3.0	12,646	2.7
Restaurants	9,306	2.3	9,301	1.9
Home furnishings	7,822	1.9	7,806	1.6
Auto parts	6,440	1.6	6,434	1.3
Cable	5,062	1.2	5,061	1.1
Consumer products	4,597	1.1	4,338	0.9
Electronics	—	—	33,361	7.0
Logistics	—	—	27,237	5.7
Other(a)	5,160	1.3	7,635	1.6
Total	$409,022	100.0%	$477,724	100.0%
______________________ (a) No individual industry within this category exceeds 1%.
As of March 31, 2013, our ten largest portfolio companies represented approximately 50.1% of the total fair value of our investments. These ten companies accounted for 46.8% of our total revenue during the three months ended March 31, 2013.
During the three months ended March 31, 2013, we had concentrations in certain industries, including the healthcare, business services and education industries. The following table summarizes our fair value and revenue concentrations in each of those industries:

	Investments at fair value				Revenue for the three months ended
	March 31, 2013		December 31, 2012		March 31, 2013		March 31, 2012
(dollars in thousands)	Amount	% of Total Portfolio	Amount	% of Total Portfolio	Amount	% of Total Revenue	Amount	% of Total Revenue
Industry
Healthcare	$96,775	23.7%	$106,119	22.2%	$3,053	23.0%	$2,706	15.4%
Business services	66,641	16.3	64,947	13.6	1,801	13.6	2,043	11.6
Education	52,882	12.9	59,783	12.5	1,564	11.8	1,389	7.9

Changes in Investment Portfolio
During the three months ended March 31, 2013, we completed $15.9 million of originations and advances compared to $6.2 million of originations and advances during the three months ended March 31, 2012. The following table summarizes our total portfolio investment activity during the three months ended March 31, 2013 and 2012:

	Three months ended
(in thousands)	March 31
	2013	2012
Beginning investment portfolio	$477,724	$741,166
Originations and advances	15,894	6,213
Gross payments, reductions and sales of securities	(85,218)	(79,318)
Net (loss) gain	(3,832)	16,378
Unrealized appreciation (depreciation)	15	(2,351)
Reversals of unrealized (appreciation) depreciation	3,783	(16,515)
Origination fees and amortization of unearned income	656	567
Ending investment portfolio	$409,022	$666,140
Originations and Advances
The following table shows our originations and advances during the three months ended March 31, 2013 and 2012 by security type:

	Three months ended March 31,
	2013		2012
(dollars in thousands)	Amount	% of Total	Amount	% of Total
Debt investments
Senior secured debt	$945	5.9%	$4,564	73.5%
Subordinated debt
Secured	996	6.3	503	8.1
Unsecured	13,055	82.1	69	1.1
Total debt investments	14,996	94.3	5,136	82.7
Equity investments
Preferred equity	898	5.7	1,077	17.3
Common/common equivalents equity	—	—	—	—
Total equity investments	898	5.7	1,077	17.3
Total originations and advances	$15,894	100.0%	$6,213	100.0%
The following table shows our significant originations and advances:

(in thousands)	Three months ended
	March 31, 2013
Company	Originations	Draws/ Advances	PIK Advances/ Dividends	Total
Debt
Huron, Inc.	$13,000	$—	$55	$13,055
Other (< $1 million)	—	750	1,191	1,941
Total debt	13,000	750	1,246	14,996
Equity
Other (< $1 million)	—	—	898	898
Total Equity	—	—	898	898
Total originations and advances	$13,000	$750	$2,144	$15,894

Repayments, Sales and Other Reductions of Investment Portfolio
The following table shows our gross payments, reductions and sales of securities during the three months ended March 31, 2013 and 2012 by security type:

	Three months ended March 31,
	2013		2012
(dollars in thousands)	Amount	% of Total	Amount	% of Total
Debt investments

Senior secured debt	$77,240	90.6%	$42,682	53.8%
Subordinated debt
Secured	4,500	5.3	12,620	15.9
Unsecured	—	—	8	—
Total debt investments	81,740	95.9	55,310	69.7
Equity investments
Preferred equity	3,475	4.1	7,216	9.1
Common/common equivalents equity	3	—	16,792	21.2
Total equity investments	3,478	4.1	24,008	30.3
Total gross payments, reductions and sales of securities	$85,218	100.0%	$79,318	100.0%
During the three months ended March 31, 2013 and 2012, our gross payments, reductions and sales of securities by transaction type included:

	Three months ended March 31,
(in thousands)	2013	2012
Principal repayments, reductions and loan sales	$63,011	$48,135
Sale of equity investments	3,234	20,542
Scheduled principal amortization	16,770	6,843
Collection of accrued paid-in-kind interest and dividends	2,203	3,798
Total gross payments, reductions and sales of securities	$85,218	$79,318
As shown in the following table, during the three months ended March 31, 2013, we monetized all, or part of, 9 portfolio investments with proceeds totaling $67.0 million:

	Three months ended
	March 31, 2013
(in thousands)	Principal Repayments and Proceeds from Loan Sales	Sale or Settlement of Equity Investments	PIK Interest and Dividend Prepayments	Total
Monetizations
NDSSI Holdings, LLC	$29,356	$3,237	$831	$33,424
Capstone Logistics, LLC	27,347	—	—	27,347
Other < 5 Million	6,308	(125)	—	6,183
Total monetizations	63,011	3,112	831	66,954
Other scheduled payments	16,770	122	1,372	18,264
Total gross payments, sales and other reductions of investment portfolio	$79,781	$3,234	$2,203	$85,218
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
The following table shows the distribution of our investments on our 1 to 5 investment rating scale at fair value as of March 31, 2013 and December 31, 2012:

(dollars in thousands)	March 31, 2013		December 31, 2012
Investment Rating	Investments at Fair Value	% of Total Portfolio	Investments at Fair Value	% of Total Portfolio
1(a)	$89,883	22.0%	$146,589	30.7%
2	185,721	45.4	209,016	43.7
3	110,695	27.0	96,932	20.3
4	20,316	5.0	22,789	4.8
5	2,407	0.6	2,398	0.5
Total	$409,022	100.0%	$477,724	100.0%
_________________________

(a)	As of March 31, 2013 and December 31, 2012, Investment Rating “1” included $63.7 million and $81.9 million, respectively, of loans to companies in which we also hold equity securities.
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

The following table summarizes the cost and fair value of loans more than 90 days past due and loans on non-accrual status:

	COST BASIS				FAIR VALUE BASIS
	March 31, 2013		December 31, 2012		March 31, 2013		December 31, 2012
(dollars in thousands)	Investments at Cost	% of Loan Portfolio	Investments at Cost	% of Loan Portfolio	Investments at Fair Value	% of Loan Portfolio	Investments at Fair Value	% of Loan Portfolio
Loans greater than 90 days past due
On non-accrual status	$3,897	1.02%	$3,897	0.86%	$—	—%	$—	—%
Not on non-accrual status	—	—	—	—	—	—	—	—
Total loans greater than 90 days past due	$3,897	1.02%	$3,897	0.86%	$—	—%	$—	—%
Loans on non-accrual status
0 to 90 days past due	$10,846	2.83%	$12,880	2.85%	$597	0.16%	$607	0.14%
Greater than 90 days past due	3,897	1.02	3,897	0.86	—	—	—	—
Total loans on non-accrual status	$14,743	3.85%	$16,777	3.71%	$597	0.16%	$607	0.14%
The following table summarizes the changes in the cost and fair value of the loans on non-accrual status from December 31, 2012 through March 31, 2013:

	Three months ended
	March 31, 2013
(In thousands)	Cost	Fair Value
Non-accrual loan balance as of December 31, 2012	$16,777	$607
Change in unrealized gain (loss) on non-accrual loans	—	(10)
Reversal of previously recognized unrealized loss on non-accrual loans(a)	—	2,034
Realized loss on non-accrual loans(a)	(2,034)	(2,034)
Total change in non-accrual loans	(2,034)	(10)
Non-accrual loan balance as of March 31, 2013	$14,743	$597
_________________________

(a)	Represents the reversal of previously recognized unrealized loss and recognition of realized loss on the non-accrual loan attributed to Advanced Sleep Concepts, Inc.

Results of Operations
The following section compares our results of operations for the three months ended March 31, 2013 to the three months ended March 31, 2012.
COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012
The following table summarizes the components of our net income for the three months ended March 31, 2013 and 2012:

	Three months ended March 31,		Variance
(dollars in thousands)	2013	2012	$	Percentage
Revenue
Interest and dividend income
Interest income	$11,085	$15,596	$(4,511)	(28.9)%
Dividend income	898	1,077	(179)	(16.6)
Loan fees	793	623	170	27.3
Total interest and dividend income	12,776	17,296	(4,520)	(26.1)
Advisory fees and other income	470	263	207	78.7
Total revenue	13,246	17,559	(4,313)	(24.6)
Operating expenses
Interest expense	2,382	5,202	(2,820)	(54.2)
Employee compensation
Salaries and benefits	1,407	3,875	(2,468)	(63.7)
Amortization of employee restricted stock	375	478	(103)	(21.5)
Total employee compensation	1,782	4,353	(2,571)	(59.1)
General and administrative expense	1,032	3,936	(2,904)	(73.8)
Restructuring expense	7	26	(19)	(73.1)
Total operating expense	5,203	13,517	(8,314)	(61.5)
Net operating income before net investment loss, loss on extinguishment of debt and income tax provision	8,043	4,042	4,001	99.0
Net investment loss before income tax provision	(233)	(2,493)	2,260	NM
Loss on extinguishment of debt before income tax provision	—	(174)	174	(100.0)
Income tax provision	58	18	40	222.2
Net income	$7,752	$1,357	$6,395	471.3
NM=Not Meaningful
TOTAL REVENUE
Total revenue includes interest and dividend income, loan fees, advisory fees and other income. The following sections describe the reasons for the variances in each major component of our revenue during the three months ended March 31, 2013 from the three months ended March 31, 2012.
INTEREST INCOME
The level of interest income that we earn depends upon the level of interest-bearing investments outstanding during the period, as well as the weighted-average yield on these investments. During the three months ended March 31, 2013, the total yield on our average debt portfolio at fair value was 12.1% compared to 10.9% during the three months ended March 31, 2012. The weighted-average yield varies each period because of changes in the composition of our portfolio of debt investments, changes in stated interest rates, fee accelerations of unearned fees on paid-off/restructured loans and the balance of loans on non-accrual status for which we are not accruing interest.

The following table shows the various components of the total yield on our average debt portfolio at fair value for the three months ended March 31, 2013 and 2012:

	Three months ended March 31,
	2013	2012
Average 90-day LIBOR	0.3%	0.5%
Spread to average LIBOR on average loan portfolio	11.7	10.6
Impact of fee accelerations of unearned fees on paid/restructured loans	0.1	0.2
Impact of non-accrual loans	—	(0.4)
Total yield on average loan portfolio	12.1%	10.9%
During the three months ended March 31, 2013, interest income was $11.1 million, compared to $15.6 million during the three months ended March 31, 2012, which represented a $4.5 million, or 28.9%, decrease. This decrease reflected a $5.6 million decrease resulting from a 33.7% decrease in our average loan balance, a decrease of $0.4 million due to interest rate floors, a $0.3 million decrease in interest income related to the decrease in LIBOR and a $0.2 million decrease resulting from the net impact of loans that had been on non-accrual status during the three months ended March 31, 2013 that were accruing interest during the three months ended March 31, 2012. These decreases were partially offset by a $2.1 million increase in interest income resulting from a 1.2% increase in our net spread to LIBOR.
PIK Income
Interest income includes certain amounts that we have not received in cash, such as PIK interest. PIK interest represents contractually deferred interest that is added to the principal balance of the loan and compounded if not paid on a current basis. Borrowers may, in some instances, be required to prepay PIK because of certain contractual provisions or they may choose to prepay; however, more typically, PIK is paid at the end of the loan term. The following table shows the PIK-related activity for the three months ended March 31, 2013 and 2012, at cost:

	Three months ended March 31,
(in thousands)	2013	2012
Beginning PIK loan balance	$9,043	$15,653
PIK interest earned during the period	1,246	1,336
Payments received from PIK loans	(1,959)	(333)
Realized loss	(357)	—
Ending PIK loan balance	$7,973	$16,656
As of March 31, 2013 all of our PIK loans were accruing interest and, as of March 31, 2012, we were not accruing interest on $8.9 million of the PIK loans, at cost, shown in the preceding table. During the three months ended March 31, 2013, the payments received from PIK loans included $1.0 million collected in conjunction with the partial repayment of our investment in Education Management, Inc., as well as $0.8 million collected in conjunction with the repayment in full of our investment in NDSSI Holdings, LLC.
DIVIDEND INCOME
We accrete dividends on equity investments with stated dividend rates as they are earned, to the extent that we believe the dividends will be paid ultimately and the associated portfolio company has sufficient value to support the accretion. We recognize dividends on our other equity investments when we receive the dividend payment. Our dividend income varies from period to period because of changes in the size and composition of our equity investments, the yield from the investments in our equity portfolio and the ability of the portfolio companies to declare and pay dividends. During the three months ended March 31, 2013 and 2012, we recognized dividend income of $0.9 million and $1.1 million, respectively. In addition, during the three months ended March 31, 2013 and 2012, we received payments on accrued dividends of $0.2 million and $3.5 million, respectively. As of March 31, 2013, the balance of accrued dividends was $9.9 million.
ADVISORY FEES AND OTHER INCOME
Advisory fees and other income primarily include fees related to prepayment, advisory and management services, equity structuring, syndication, bank interest and other income. Generally, advisory fees and other income relate to specific transactions or services and, therefore, may vary from period to period depending on the level and types of services provided. During the three months ended March 31, 2013, we earned $0.5 million of advisory fees and other income, which represented a $0.2 million, or 78.7%, increase from the three months ended March 31, 2012. This increase resulted from an increase in prepayment fees related to loan prepayments in the first quarter of 2013.
TOTAL OPERATING EXPENSES
Total operating expenses include interest, employee compensation and general and administrative expenses. The reasons for these variances are discussed in more detail below.
INTEREST EXPENSE
During the three months ended March 31, 2013, we incurred $2.4 million of interest expense, which represented a $2.8 million, or 54.2%, decrease from the same period in 2012. During these respective periods, our average cost to borrow decreased from 5.0% to 4.0%, principally due to a decrease in the amortization of deferred financing costs (from $2.5 million to $0.3 million) offset by the repayment of securitized debt of our 2006-1 Trust (which carries interest rates ranging from L+0.33% to L+2.25%) and additional borrowings under the SBIC debenture program (which carries a weighted average fixed rate of 4.33%).
During the three months ended March 31, 2013, our averaging borrowings declined to approximately $235.6 million from an average of approximately $419.6 million for the same period in 2012, which accounted for a $1.6 million reduction in our interest expense. In addition, interest expense decreased by $2.1 million related to decreased amortization of debt issuance costs and $0.2 million due to a decrease in the average LIBOR rate from 0.52% to 0.29%. These decreases were offset by $1.1 million attributable to the spread to LIBOR increasing from approximately 2.08% to 3.17%.
We recognized $0.3 million in deferred financing costs during the three months ended March 31, 2013, down $2.1 million from the same period in 2012. The decrease is primarily attributable to $1.5 million in accelerated deferred financing fees related to the termination of our SunTrust Warehouse financing facility in the first quarter of 2012.
EMPLOYEE COMPENSATION
Employee compensation expense includes base salaries and benefits, variable annual incentive compensation and amortization of employee stock awards. During the three months ended March 31, 2013, our employee compensation expense was $1.8 million, which represented a $2.6 million, or 59.1%, decrease from the same period in March 31, 2012. Our salaries and benefits decreased by $2.5 million, or 63.7%, due to a $1.7 million decrease in incentive compensation and a $0.8 million decrease in salaries and benefits primarily resulting from our operational realignment, which is now substantially complete. As of March 31, 2013, we had 20 employees compared to 33 employees as of March 31, 2012.
GENERAL AND ADMINISTRATIVE
During the three months ended March 31, 2013, general and administrative expense was $1.0 million, which represented a $2.9 million, or 73.8%, decrease compared to the same period in 2012. In the first quarter of 2012, general and administrative expense included $1.1 million in severance costs and $0.3 million of legal expenses related to investment monetizations. In addition, general and administrative expense decreased $0.5 million due to reduced occupancy costs for our new corporate office space.

NET INVESTMENT LOSS BEFORE INCOME TAX PROVISION
During the three months ended March 31, 2013, we incurred $0.2 million of net investment losses before income tax provision, compared to $2.5 million during the same period in 2012. These amounts represent the total of net realized gains and losses, net unrealized appreciation (depreciation), and reversals of unrealized (appreciation) depreciation. We reverse unrealized (appreciation) depreciation at the time that we realize the gain or loss. The following table summarizes our realized and unrealized gain and (loss) on investments and changes in our unrealized appreciation and depreciation on investments for the three months ended March 31, 2013:

		Three months ended March 31, 2013
(in thousands)	Industry	Type	Realized Gain/(Loss)	Unrealized (Depreciation)/ Appreciation	Reversal of Unrealized Depreciation/ (Appreciation)	Net (Loss)/ Gain
Portfolio Company
Virtual Radiologic Corporation	Healthcare	Non-Affiliate	$—	$(2,531)	$—	$(2,531)
Miles Media Group, LLC	Business Services	Affiliate	—	1,192	—	1,192
Advanced Sleep Concepts, Inc.	Home Furnishings	Affiliate	(3,424)	10	3,249	(165)
Other (< $1 million net gain (loss))			(607)	1,345	533	1,271
Total			$(4,031)	$16	$3,782	$(233)

•
In the first quarter of 2013, we recorded $2.5 million of unrealized depreciation on our investment in Virtual Radiologic Corporation to reflect a decrease in the indicated market price for that security.

•	We also recorded $1.2 million of unrealized appreciation on our investment in Miles Media Group, LLC to reflect an improvement in that portfolio company's operating performance.

•
In addition, during the three months ended March 31, 2013, we wrote off our preferred and common equity investments in Advanced Sleep Concepts, Inc. resulting in a realized loss of $3.4 million and a reversal of previously recorded unrealized depreciation of $3.2 million.

The remaining unrealized depreciation and appreciation shown in the above table resulted predominantly from the change in the performance of certain of our portfolio companies and the multiples used to value certain of our investments.
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

•	We also recorded unrealized depreciation on our investments in Miles Media Group, LLC and RadioPharmacy Investors, LLC to reflect decreases in the operating performances of those companies.

•
In April 2012, Jet Plastica Investors, LLC liquidated substantially all of its assets.  Including the proceeds from the liquidation, we received a $10.2 million payment on our senior debt resulting in a $3.2 million unrealized appreciation in the first quarter of 2012.

•
In February 2012, we accepted $23.7 million for our senior preferred stock and warrant position in Jenzabar, Inc. which resulted in a $16.4 million reversal of previously unrealized appreciation and the realization of a $16.4 million gain.

INCOME TAX PROVISION
During the three months ended March 31, 2013, we incurred a $58,000 income tax provision compared to an $18,000 income tax provision during the three months ended March 31, 2012. The income tax provision for both periods was primarily attributable to flow-through taxable income on certain investments held by our subsidiaries.
FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
Our financial liquidity principally comes from our cash on hand and the spread we earn on our investments (principally loans, over our cost to borrow) and gains and losses on our investments. We may also use our available liquidity to pay dividends to our stockholders and to repurchase our common stock in the open market under our stock repurchase program. For the three months ended March 31, 2013, we declared 12.5 cents per share in dividends and paid $8.9 million in total dividends. We also repurchased 504,639 shares of our common stock for $2.3 million at a weighted average price of $4.50 per share.
For the three months ended March 31, 2013, we earned 12.1% on our average loan portfolio at fair value of $398.8 million and our weighted average cost to borrow was 4.0% on average borrowings of $235.6 million. Including dividend income and fee income, we earned $10.9 million of financial income, or total revenue less interest expense, $8.0 million of net operating income and $7.8 million of net income.
At March 31, 2013, we had $98.9 million in cash and cash equivalents available for general corporate purposes, $49.7 million of cash in restricted accounts related to our SBIC that we may use to fund new investments in the SBIC and $0.8 million of restricted cash held in escrow. In addition, we had $33.1 million in securitization accounts that may only be used to make interest and principal payments on our securitized borrowings or distributions to MCG in accordance with the indenture agreement for the 2006-1 Trust. We also have access to the full principal amount under our $20 million unsecured revolving credit facility that we may use for general corporate purposes.
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
CASH AND CASH EQUIVALENTS, CASH, SECURITIZATION ACCOUNTS AND CASH, RESTRICTED
Our Consolidated Balance Sheets and our Consolidated Statements of Cash Flows reflect three categories of cash: cash and cash equivalents; cash, securitization accounts; and cash, restricted. Each of these categories is described more fully below:

•
Cash and cash equivalents represent unrestricted cash, including checking accounts, interest bearing deposits collateralized by marketable debt securities and highly liquid investments with original maturities of 90 days or less. As of March 31, 2013 and December 31, 2012, we had $98.9 million and $73.6 million, respectively, in cash and cash equivalents. As of March 31, 2013, our cash and cash equivalents included $63.1 million that was held in interest-bearing accounts.

•
Cash, securitization accounts include principal and interest payments received on securitized loans, which, are held in designated bank accounts until monthly or quarterly disbursements are made from the securitization trusts. We are generally required to use a portion of these amounts to pay interest expense, reduce borrowings or pay other amounts in accordance with the related securitization agreements. Cash in securitization accounts has a negative impact on our earnings since the interest we pay on borrowings typically exceeds the rate of return that we are able to earn on temporary cash investments. Our objective is to maintain sufficient cash-on-hand and availability under our debt facilities to cover current funding requirements. As of March 31, 2013 and December 31, 2012, we had $33.1 million and $17.0 million, respectively, in cash, securitization accounts.

•
Cash, restricted includes cash held for regulatory purposes and cash held in escrow. The largest component of restricted cash was represented by cash held by Solutions Capital I, L.P., or Solutions Capital, a wholly owned subsidiary licensed as a small business investment company, or SBIC, under the Small Business Investment Act of 1958, as amended, or SBIC Act, which generally is restricted to the origination of new loans by Solutions Capital. As of March 31, 2013 and December 31, 2012, we had $57.2 million and $54.8 million respectively, of restricted cash.

During the three months ended March 31, 2013, our operating activities provided $70.9 million of cash and cash equivalents, and our financing activities used $45.6 million of cash and cash equivalents.
LIQUIDITY AND CAPITAL RESOURCES—BORROWINGS
As of March 31, 2013, we reported $233.0 million of borrowings on our Consolidated Balance Sheets at cost. The following table summarizes our borrowing facilities, the facility amounts and the amounts outstanding.

		March 31, 2013		December 31, 2012
(dollars in thousands)	Maturity Date	Total Facility/ Program	Amount Outstanding	Total Facility/ Program	Amount Outstanding
SBIC
2008-10B	September 2018	$2,600	$2,600	$2,600	$2,600
2009-10A	March 2019	12,000	12,000	12,000	12,000
2009-10B	September 2019	13,000	13,000	13,000	13,000
2010-10B	September 2020	27,500	27,500	27,500	27,500
2011-10A	March 2021	53,500	53,500	53,500	53,500
2012-10A	March 2022	41,400	41,400	41,400	41,400
MCG Commercial Loan Trust 2006-1
Series 2006-1 Class B Notes(a)	April 2018(b)	22,113	22,113	37,151	37,151
Series 2006-1 Class C Notes(c)	April 2018(b)	45,000	32,000	45,000	32,000
Series 2006-1 Class D Notes(d)	April 2018(b)	45,945	28,902	45,945	28,902
Bank of America Unsecured Revolver
Unsecured Revolving Note	November 2014	20,000	—	20,000	—
Total borrowings		$283,058	$233,015	$298,096	$248,053
______________________ (a) In April 2013, the Class B Notes were repaid in full.
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

As of March 31, 2013, our asset coverage ratio was 542%. This ratio does not include our SBIC debt which the SEC has permitted us to exclude from the asset coverage ratio requirements pursuant to an exemptive order.
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
In March 2011, we formed another wholly owned subsidiary, Solutions Capital II, L. P. in order to apply for a second SBIC license. In September 2012, we submitted documentation to the SBA in support of a potential SBIC license for Solutions Capital II, L.P.  In February 2013, we received a letter from the SBA inviting us to file a formal license application, which we submitted to the SBA in March 2013.  There is no assurance that the SBA will grant the additional license in any specified time period or at all.  Currently, a second SBIC license would grant us the ability to borrow up to an additional $75 million from the SBA, or two times the amount of statutory equity capital we invest in Solutions Capital II, L.P.  If approved and depending on available capital, we intend to fund the entire $37.5 million using unrestricted cash.
To realize the full $150.0 million borrowing for which we have received approval under the SBIC program, we have funded a total of $75.0 million to Solutions Capital. As of each of March 31, 2013 and December 31, 2012, Solutions Capital had borrowed $150.0 million. We are permitted to use these funds to provide debt and equity capital to qualifying small businesses. However, we may not use these borrowings to provide additional financing to certain companies that are currently in our portfolio without SBA approval. In addition, we may not use these funds for MCG’s, the parent company’s, working capital.
SBICs are subject to regulation and oversight by the SBA, including requirements to maintain certain minimum financial ratios and other covenants. Receipt of an SBIC license does not assure that an SBIC will receive SBA-guaranteed debenture funding, which is dependent upon continued compliance with SBA regulations and policies. The SBA, as a creditor, will have superior claim to Solutions Capital’s assets over our stockholders in the event we liquidate Solutions Capital or the SBA exercises its remedies upon an event of default under the SBA-guaranteed debentures issued by Solutions Capital.
The following table sets forth the maturity of Solutions Capital debentures, as well as the maturity of the investments and the current balance of restricted cash in Solutions Capital as of March 31, 2013.

	Maturities
(in thousands)	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Borrowings	$150,000	$—	$—	$—	$150,000
Collateral
Fair value of debt investments	181,201	2,813	19,292	111,088	48,008
Fair value of equity investments(a)	5,143	—	—	—	5,143
Cash, restricted account	50,543	50,543	—	—	—
Total collateral	$236,887	$53,356	$19,292	$111,088	$53,151
____________
(a)    Equity investments do not have a stated maturity date.
MCG COMMERCIAL LOAN TRUST 2006-1
As of March 31, 2013, we had $83.0 million of securitized debt outstanding under the 2006-1 Trust, which matures in April 2018. We retain all of the equity in the securitization. The pool of commercial loans in the trust must meet certain requirements, such as asset mix and concentration, collateral coverage, term, agency rating, minimum coupon, minimum spread and sector diversity requirements. The securitization included a five-year reinvestment period, during which the trust was permitted to use principal collections received on the underlying collateral to purchase new collateral from us.
The following table sets forth the maturity of this facility, as well as the maturity of the securitized assets and the current balance of securitized cash in this borrowing facility.

	Maturities
(in thousands)	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Borrowings(a)	$83,015	$28,088	$—	$—	$54,927
Collateral
Fair value of debt investments	134,390	9,850	39,873	84,667	—
Fair value of equity investments(b)	452	—	—	—	452
Cash, securitization account	33,144	33,144	—	—	—
Total collateral	$167,986	$42,994	$39,873	$84,667	$452
_____________

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
BANK OF AMERICA UNSECURED REVOLVER
In November 2012, we obtained an unsecured revolving credit facility with Bank of America, N.A. in the principal amount of $20.0 million, or Bank of America Unsecured Revolver. Advances under the Bank of America Unsecured Revolver will bear interest at LIBOR plus 3.5% per annum and will expire in November 2014. As of March 31, 2013, there were no borrowings outstanding on the Bank of America Unsecured Revolver.
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
WEIGHTED-AVERAGE BORROWINGS AND COST OF FUNDS
The following table shows our weighted-average borrowings, the weighted-average interest rate on all of our borrowings, including amortization of deferred debt issuance costs and commitment fees, the average LIBOR, and the average spread to LIBOR for 2013 and 2012:

	For the three months ended
(dollars in thousands)	March 31, 2013	March 31, 2012
Weighted-average borrowings	$235,605	$419,597
Average LIBOR	0.29%	0.52%
Average spread to LIBOR, excluding amortization of deferred debt issuance costs	3.17	2.08
Impact of amortization of deferred debt issuance costs	0.59	2.40
Total cost of funds	4.05%	5.00%

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
On January 17, 2012, our board of directors authorized a stock repurchase program of up to $35.0 million and we have provided our stockholders with notice of our intention to repurchase shares of our common stock in accordance with 1940 Act requirements. Under the program, we are authorized to repurchase shares of our common stock in open market transactions, including through block purchases, depending on prevailing market conditions and other factors. The repurchase program may be extended, modified or discontinued at any time for any reason. The program does not obligate us to acquire any specific number of shares, and all repurchases will be made in accordance with SEC Rule 10b-18, which sets certain restrictions on the method, timing, price and volume of stock repurchases. During the three months ended March 31, 2013, we repurchased 504,639 shares of our common stock at a weighted average purchase price of $4.50 per share, which was a 13.1% discount from our quarterly net asset value per share.
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
We do not report the unused portions of these commitments on our Consolidated Balance Sheets. As of March 31, 2013, we had $18.1 million of outstanding unused loan commitments, as shown in the table below. We believe that our operations, monetizations, revolving credit facility and unrestricted cash will provide sufficient liquidity to fund, as necessary, requests to draw on these unfunded commitments. We estimate that the fair value of these commitments was $0.1 million based on the fees that we currently charge to enter into similar arrangements, taking into account the creditworthiness of the counterparties. From time to time, we provide guarantees or standby letters of credit on behalf of our portfolio companies. As of March 31, 2013, we had no outstanding guarantees or standby letters of credit.

CONTRACTUAL OBLIGATIONS
The following table shows our contractual obligations as of March 31, 2013:

(in thousands)	Payments Due by Period
Contractual Obligations(a)	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Borrowings
Term securitizations(b)	$83,015	$28,088	$—	$—	$54,927
SBIC	150,000	—	—	—	150,000
Total borrowings	233,015	28,088	—	—	204,927
Interest payments on borrowings(c)	56,313	7,666	15,197	15,197	18,253
Operating leases	670	407	263	—	—
Severance obligations(d)	1,902	1,728	174	—	—
Total contractual obligations	$291,900	$37,889	$15,634	$15,197	$223,180
_______________

(a)	Excludes the unused commitments to extend credit to our customers of $18.1 million as discussed above.

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
We may not be able to achieve operating results that will allow us to make distributions at a specific level or to increase the amount of these distributions. In addition, we may be limited in our ability to make distributions due to the BDC asset coverage test for borrowings applicable to us as a BDC under the 1940 Act and due to provisions in our credit facilities and SBA regulations. If we do not distribute a certain percentage of our income annually, we will suffer adverse tax consequences, including possible loss of favorable RIC tax treatment. We cannot assure stockholders that they will receive any distributions, or distributions at a particular level. We may make distributions to our stockholders of certain net capital gains. Since December 2001, we have declared distributions of $13.51 per share in the aggregate.

The following table summarizes the distributions that we declared since January 1, 2011:

Date Declared	Record Date	Payable Date	Dividends per Share
April 26, 2013	May 10, 2013	May 31, 2013	$0.125
March 1, 2013	March 15, 2013	March 29, 2013	$0.125
October 26, 2012	November 16, 2012	November 30, 2012	$0.125
July 27, 2012	August 17, 2012	August 31, 2012	$0.140
April 27, 2012	June 13, 2012	July 13, 2012	$0.140
February 24, 2012	April 13, 2012	May 15, 2012	$0.170
October 31, 2011	December 15, 2011	January 13, 2012	$0.170
August 1, 2011	September 14, 2011	October 14, 2011	$0.170
May 5, 2011	June 15, 2011	July 15, 2011	$0.170
March 1, 2011	March 15, 2011	April 15, 2011	$0.150
If we determined the tax attributes of our distributions as of March 31, 2013, 49% would be from ordinary income and 51% would be a return of capital. A return of capital is a return of stockholder investment, rather than a return of earnings or gains derived from our investment activities. While not immediately taxable to the extent of a stockholder's basis in its shares, a stockholder's basis in the investment will be reduced by the nontaxable amount, which will result in additional gain or a lower loss when the shares are sold. However, actual determinations of the tax attributes of our distributions, including determinations of return of capital, are made annually as of the end of our fiscal year based upon our taxable income and distributions paid for the full year. Therefore, a determination as to the tax attributes of the distributions made on a quarterly basis may not be representative of the actual tax attributes for a full year.  We intend to update shareholders quarterly with an estimated percentage of our distributions that resulted from taxable ordinary income.  The actual tax characteristics of distributions to shareholders will be reported to shareholders annually on a Form 1099-DIV. Future distributions will take into account the requirements for us to distribute the majority of our taxable income to fulfill our distribution requirements as a RIC, together with an assessment of our current and forecasted gains and losses recognized or to be recognized for tax purposes, portfolio transactional events, liquidity, cash earnings and our asset coverage ratio at the time of such decision.
CRITICAL ACCOUNTING POLICIES
These Condensed Consolidated Financial Statements are based on the selection and application of critical accounting policies, which require management to make significant estimates and assumptions. The following section describes our accounting policies associated with the valuation of our portfolio of investments. For a full discussion of our other critical accounting policies and estimates, see Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2012.
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
There is no single approach for determining fair value in good faith. Unlike banks, we are not permitted to provide a general reserve for anticipated loan losses. As a result, for portfolio investments that do not have an active market, we must apply business judgment to the specific facts and circumstances associated with each security to determine fair value.
Generally, we value securities that are traded in the over-the-counter market or on a stock exchange at the average of the prevailing bid and ask prices on the date of the relevant period end. When such market prices are not available, we use several valuation methodologies to estimate the fair value of our investment portfolio, which generally results in a range of fair values from which we derive a single estimate of fair value. To determine a portfolio company’s fair value, we analyze its historical and projected financial results, as well as key market value factors. In determining a security's fair value, we assume we would exchange it in an orderly transaction at the measurement date. We use the following methods to determine the fair value of investments in our portfolio that are not traded actively:

•
Majority-Owned Control Investments—Majority-owned control investments comprised 12.3% of our investment portfolio at fair value. Market quotations are not readily available for these investments; therefore, we use a combination of market and income approaches to determine their fair value. Typically, private companies are bought and sold based on multiples of earnings before interest, taxes, depreciation and amortization, or EBITDA, cash flows, net income, revenues or, in limited cases, book value. Generally, we apply multiples that we observe for other comparable companies to relevant financial data for the portfolio company in question. Also, in a limited number of cases, we use income approaches to determine the fair value of these securities, based on our projections of the discounted future free cash flows that the portfolio company will likely generate, as well as industry derived capital costs. Our valuation approaches for majority-owned investments estimate the value upon a hypothetical sale or exit and then allocates such value to the investment's securities in order of their relative liquidation preference. In addition, we assume that any outstanding debt or other securities that are senior to our securities are required to be repaid at par. These valuation approaches also consider the value of our ability to control the portfolio company’s capital structure and the timing of a potential exit.

•
Non-Control Investments—Non-control investments comprised 87.7% of our investment portfolio at fair value. Quoted prices were not available for 84.9%of our non-control investments at fair value. For our non-control equity investments, we use the same market and income approaches used to value our control investments. For non-control debt investments for which no quoted prices are available, we estimate fair value using a market-yield approach based on the expected future cash flows discounted at the loans’ effective interest rates, based on our estimate of current market rates. We may adjust discounted cash flow calculations to reflect other market conditions or the perceived credit risk of the borrower. In the event the fair value of a non-control debt investment, as determined by the same market or income approach used to value our control investments, is below our cost, we estimate the fair value using the market or income approach.

•
Thinly-Traded and Over-the-Counter Securities—Generally, we value securities that are traded in the over-the-counter market or on a stock exchange at the average of the prevailing bid and ask prices on the date of the relevant period end. However, we may apply a discount to the market value of restricted or thinly-traded public securities to reflect the impact that these restrictions have on the value of these securities. We review factors, including the trading volume, total securities outstanding and our percentage ownership of securities to determine whether the trading levels are active (Level 1) or inactive (Level 2). As of March 31, 2013, these securities represented 13.3% of our investment portfolio at fair value. We utilize independent pricing services to arrive at certain of our fair value estimates. The majority of our level 2 investments are senior debt investments that are secured and collateralized. To corroborate “bid/ask” quotes from independent pricing services we perform a market-yield approach to validate prices obtained or obtain other evidence.

Our valuation analyses incorporate the impact that key events could have on the securities’ values, including public and private mergers and acquisitions, purchase transactions, public offerings, letters of intent and subsequent debt or equity sales. Our valuation analyses also include key external data, such as market changes and industry valuation benchmarks. We also engage independent valuation firms to provide additional data points for our quarterly valuation analyses. Our general practice is to obtain an independent valuation or review of valuation at least once per year for each portfolio investment that had a fair value in excess of $5.0 million, unless the fair value has otherwise been derived through a sale of some or all of our investment in the portfolio company or is a new investment made within the last twelve months. In total, as of March 31, 2013, we either obtained a valuation or review from an independent firm, considered new investments made or used market quotes in the preceding twelve month period to calculate 98.8%of the fair value of our investment portfolio.
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
The following table summarizes the significant unobservable inputs in the fair value measurements of our level 3 investments by category of investment and valuation technique as of March 31, 2013.

($ in thousands)	Fair Value	Valuation Techniques	Unobservable Inputs	Range		Weighted Average
				Minimum	Maximum
Senior debt	$163,748	Discounted cash flow	Market interest rate	6.8%	12.8%	9.4%
		Discounted cash flow	Discount rate	4.0%	4.0%	4.0%
		Market comparable companies	EBITDA multiple(a)	7.5x	7.5x	7.5x
Subordinated debt	150,886	Discounted cash flow	Market interest rate	11.5%	15.0%	13.3%
		Market comparable companies	Revenue multiple	0.2x	0.2x	0.2x
		Market comparable companies	EBITDA multiple(a)	7.5x	7.5x	7.5x
Preferred and common equity	40,174	Market comparable companies	EBITDA multiple(a)	4.4x	10.0x	7.4x
			Discount for minority interest	—%	25.0%	1.9%
		Pending transactions/Letters of intent	Discount	—%	—%	—%
		Residual assets	Discount	25.0%	25.0%	25.0%
	$354,808
______________

(a)	EBITDA may include proforma adjustments and/or other addbacks based on specific circumstances related to each investment.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There were a number of indicators of modest growth in the United States' economy during the first quarter of 2013. However, certain leading and lagging indicators suggest continuing risk. In the event of renewed financial turmoil affecting the banking system and financial markets, the financial position and results of operations of certain of the middle-market companies in our portfolio could be affected adversely, which ultimately could lead to difficulty in their meeting debt service requirements and an increase in defaults.
Interest rate sensitivity refers to the change in earnings that may result from changes in the level of interest rates. Our net interest income is affected by changes in various interest rates, including LIBOR, prime rates and commercial paper rates. As of March 31, 2013, approximately 69.4% of our loan portfolio, at fair value, bore interest at a spread to either the LIBOR or the prime rate, and 30.6% at a fixed interest rate. As of March 31, 2013, approximately 59.4% of our loan portfolio, at fair value, had LIBOR floors between 1.0% and 3.0% on a LIBOR base index and prime floors between 2.5% and 6.0%. The three-month weighted-average LIBOR interest rate was 0.29% as of March 31, 2013. Thus, the LIBOR floors in these loan investments lessen the impact of such historically low LIBOR rates.
We regularly measure exposure to interest rate risk. We assess interest rate risk and we manage our interest rate exposure on an ongoing basis by comparing our interest rate sensitive assets to our interest rate sensitive liabilities. Based on this review, we determine whether or not any hedging transactions are necessary to mitigate exposure to changes in interest rates.

The following table shows a comparison of the interest rate base for our interest-bearing cash, outstanding commercial loans, at cost, and our outstanding borrowings as of March 31, 2013 and December 31, 2012:

	March 31, 2013		December 31, 2012
(in thousands)	Interest Bearing Cash and Commercial Loans	Borrowings	Interest Bearing Cash and Commercial Loans	Borrowings
Money market rate	$63,144	$—	$43,291	$—
Prime rate	13,616	—	13,603	—
LIBOR
30-day	24,330	—	18,635	—
60-day	—	—	—	—
90-day	214,020	83,015	294,774	98,053
180-day	9,305	—	9,301	—
Commercial paper	—	—	—	—
Fixed rate	122,011	150,000	115,091	150,000
Total	$446,426	$233,015	$494,695	$248,053
Based on our March 31, 2013 balance sheet, the following table shows the impact to net income of hypothetical base rate increases in interest rates, assuming no changes in our investment and borrowing structure. The impact to net income of hypothetical base rate decreases in interest rates is not shown in the following table because as of March 31, 2013, the quarterly average LIBOR was 0.29% and a 100-basis point decrease could not occur:

(dollars in thousands) Basis Point Change	Interest Income	Interest Expense	Net Income (Loss)
100	$1,200	$830	$370
200	3,356	1,660	1,696
300	6,350	2,490	3,860
ITEM 4. CONTROLS AND PROCEDURES
DISCLOSURE CONTROLS AND PROCEDURES
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2013. The term “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.
Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the foregoing evaluation of our disclosure controls and procedures as of March 31, 2013, our Chief Executive Officer and our Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

INTERNAL CONTROL OVER FINANCIAL REPORTING
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act), occurred during the fiscal quarter ended March 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.
From time to time, we are a party to certain legal proceedings incidental to the normal course of our business, including the enforcement of our rights under contracts with our portfolio companies. While we cannot predict the outcome of these legal proceedings with certainty, we do not expect that these proceedings will have a material effect on our financial condition or results of operations. During the quarter ended March 31, 2013, there were no new or material developments in legal proceedings.
ITEM 1A. RISK FACTORS.
Investing in our common stock may be speculative and involves a high degree of risk. In addition to the other information contained in this Quarterly Report on Form 10-Q, including our financial statements, the related notes, schedules and exhibits, you should carefully consider the risk factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012, which could materially affect our business, financial condition and/or operating results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results.
There have been no material changes from the risk factors previously disclosed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2012, which should be read together with the other risk factors and information disclosed elsewhere in this Quarterly Report on Form 10-Q and our other reports filed with the SEC.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
STOCK REPURCHASE PROGRAM
On January 17, 2012, our board of directors authorized a stock repurchase program of up to $35.0 million and we have provided our stockholders with notice of our intention to repurchase shares of our common stock in accordance with 1940 Act requirements. Under the program, we are authorized to repurchase shares in open market transactions, including through block purchases, depending on prevailing market conditions and other factors. The repurchase program may be extended, modified or discontinued at any time for any reason. The program does not obligate us to acquire any specific number of shares, and all repurchases are made in accordance with SEC Rule 10b-18, which sets certain restrictions on the method, timing, price and volume of stock repurchases. We retire immediately all such shares of common stock that we purchase in connection with the stock repurchase program.
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
The following table summarizes the shares of common stock that we have purchased during the three months ended March 31, 2013:

Period/Purpose	Total number of shares	Average Price Paid per Share		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 – 31, 2012
Stock repurchase program(a)	254,638	$4.50		254,638	$6,681,954
February 1 – 28, 2012
Stock repurchase program(a)	24,197	$4.52		24,197	$6,572,667
March 1 – 31, 2012
Stock repurchase program(a)	225,804	$4.50		225,804	5,556,186
Restricted stock vesting(b)	4,934	$4.78	(c)	n/a	n/a
Dividend reinvestment requirements(d)	1,114	$4.79	(e)	n/a	n/a
Total March 1 – 31, 2012	231,852	$4.51		225,804	$5,556,186
Total	510,687	$4.50		504,639	$5,556,186
____________________

(a)	On January 17, 2012, we announced that our board of directors had authorized a stock repurchase program of up to $35.0 million.

(b)	Represents shares repurchased from our employees in connection with the net issuance of shares to satisfy employee tax withholding obligations in connection with the vesting of restricted stock.

(c)	Based on the weighted-average closing share prices of our common stock on the dates that the forfeiture restrictions lapsed.

(d)	Represents stock purchased on the open market to satisfy dividend reinvestment requests.

(e)	Represents the weighted-average purchase price per share, including commissions, for shares purchased pursuant to the terms of our dividend reinvestment plan.
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

Incorporated by Reference
Exhibit No.	Description	Form and SEC File No.	Filing Date with SEC	Exhibit No.	Filed with this 10-Q
10.1	MCG Capital Corporation 2013 Annual Incentive Cash Bonus Plan	8-K (0-33377)	March 19, 2013	10.1
15.1	Letter regarding unaudited interim financial information from Ernst & Young LLP, independent registered public accounting firm				*
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

MCG Capital Corporation

Date:	April 30, 2013	By:	/s/ B. HAGEN SAVILLE
B. Hagen Saville
Chief Executive Officer (Principal Executive Officer)

Date:	April 30, 2013	By:	/s/ KEITH KENNEDY
Keith Kennedy
Chief Financial Officer (Principal Financial and Accounting Officer)