Form 10-Q
period 2013-06-30
MCG CAPITAL CORP
filed 2013-07-30
CIK 1141299

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).    Yes ☐ No ☒
As of July 26, 2013, there were 71,221,833 shares of the registrant’s $0.01 par value Common Stock outstanding.

MCG CAPITAL CORPORATION
FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2013

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
MCG Capital Corporation
Consolidated Balance Sheets

(in thousands, except per share amounts)	June 30, 2013	December 31, 2012
	(unaudited)
Assets
Cash and cash equivalents	$91,259	$73,588
Cash, securitization accounts	16,748	16,980
Cash, restricted	8,064	54,838
Investments at fair value
Non-affiliate investments (cost of $537,092 and $534,389, respectively)	362,973	365,639
Affiliate investments (cost of $45,953 and $69,500, respectively)	46,967	62,079
Control investments (cost of $62,003 and $64,898, respectively)	46,087	50,006
Total investments (cost of $645,048 and $668,787, respectively)	456,027	477,724
Interest receivable	3,966	2,700
Other assets	4,247	4,946
Total assets	$580,311	$630,776
Liabilities
Borrowings (maturing within one year of $25,754 and $15,038, respectively)	$204,927	$248,053
Interest payable	2,428	2,496
Other liabilities	4,247	8,499
Total liabilities	211,602	259,048
Stockholders’ equity
Preferred stock, par value $0.01, authorized 1 share, none issued and outstanding	—	—
Common stock, par value $0.01, authorized 200,000 shares on June 30, 2013 and December 31, 2012, 71,222 issued and outstanding on June 30, 2013 and 71,721 issued and outstanding on December 31, 2012	712	717
Paid-in capital	982,932	984,468
Distributions in excess of earnings	(425,915)	(422,395)
Net unrealized depreciation on investments	(189,020)	(191,062)
Total stockholders’ equity	368,709	371,728
Total liabilities and stockholders’ equity	$580,311	$630,776
Net asset value per common share at end of period	$5.18	$5.18

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

MCG Capital Corporation
Consolidated Statements of Operations
(unaudited)

	Three months ended		Six months ended
	June 30		June 30
(in thousands, except per share amounts)	2013	2012	2013	2012
Revenue
Interest and dividend income
Non-affiliate investments (less than 5% owned)	$9,008	$12,446	$18,856	$26,227
Affiliate investments (5% to 25% owned)	1,694	1,678	3,321	3,438
Control investments (more than 25% owned)	1,872	1,698	3,173	3,453
Total interest and dividend income	12,574	15,822	25,350	33,118
Advisory fees and other income
Non-affiliate investments (less than 5% owned)	316	910	774	1,146
Control investments (more than 25% owned)	—	1,212	12	1,239
Total advisory fees and other income	316	2,122	786	2,385
Total revenue	12,890	17,944	26,136	35,503
Operating expense
Interest expense	2,305	4,552	4,687	9,754
Employee compensation
Salaries and benefits	1,559	2,791	2,966	6,666
Amortization of employee restricted stock awards	379	711	754	1,189
Total employee compensation	1,938	3,502	3,720	7,855
General and administrative expense	1,086	4,274	2,118	8,210
Restructuring expense	5	21	12	47
Total operating expense	5,334	12,349	10,537	25,866
Net operating income before net investment gain (loss), loss on extinguishment of debt and income tax (benefit) provision	7,556	5,595	15,599	9,637
Net realized gain (loss) on investments
Non-affiliate investments (less than 5% owned)	(109)	(3,820)	(4,191)	12,550
Affiliate investments (5% to 25% owned)	2,877	16,370	2,877	16,370
Control investments (more than 25% owned)	—	(96,902)	51	(96,894)
Total net realized gain (loss) on investments	2,768	(84,352)	(1,263)	(67,974)
Net unrealized (depreciation) appreciation on investments
Non-affiliate investments (less than 5% owned)	(274)	239	(5,369)	(16,355)
Affiliate investments (5% to 25% owned)	(672)	(14,319)	8,435	(15,745)
Control investments (more than 25% owned)	(810)	86,117	(1,024)	85,271
Derivative and other fair value adjustments	—	(24)	—	(29)
Total net unrealized (depreciation) appreciation on investments	(1,756)	72,013	2,042	53,142
Net investment gain (loss) before income tax (benefit) provision	1,012	(12,339)	779	(14,832)
Loss on extinguishment of debt before income tax (benefit) provision	—	—	—	(174)
Income tax (benefit) provision	(6)	293	52	311
Net income (loss)	$8,574	$(7,037)	$16,326	$(5,680)
Income per basic and diluted common share	$0.12	$(0.09)	$0.23	$(0.07)
Cash distributions declared per common share	$0.125	$0.14	$0.25	$0.31
Weighted-average common shares outstanding—basic and diluted	71,217	75,142	71,361	75,793

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

MCG Capital Corporation
Consolidated Statements of Changes in Net Assets
(unaudited)

	Six months ended
	June 30
(in thousands, except per share amounts)	2013	2012
Increase in net assets from operations
Net operating income before net investment loss, loss on extinguishment of debt and income tax provision	$15,599	$9,637
Net realized loss on investments	(1,263)	(67,974)
Net unrealized appreciation on investments	2,042	53,142
Loss on extinguishment of debt before income tax provision	—	(174)
Income tax provision	(52)	(311)
Net income (loss)	16,326	(5,680)
Distributions to stockholders
Distributions declared	(17,804)	(23,519)
Net decrease in net assets resulting from stockholder distributions	(17,804)	(23,519)
Capital share transactions
Repurchase of common stock	(2,272)	(16,797)
Amortization of restricted stock awards
Employee awards accounted for as employee compensation	754	1,189
Non-employee director awards accounted for as general and administrative expense	26	32
Common stock withheld to pay taxes applicable to the vesting of restricted stock	(49)	(251)
Net decrease in net assets resulting from capital share transactions	(1,541)	(15,827)
Total decrease in net assets	(3,019)	(45,026)
Net assets
Beginning of period	371,728	434,952
End of period	$368,709	$389,926
Net asset value per common share at end of period	$5.18	$5.26
Common shares outstanding at end of period	71,222	74,062

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

MCG Capital Corporation
Consolidated Statements of Cash Flows
(unaudited)

	Six months ended
	June 30
(in thousands)	2013	2012
Cash flows from operating activities
Net income (loss)	$16,326	$(5,680)
Adjustments to reconcile net income to net cash provided by operating activities
Investments in portfolio companies	(82,160)	(14,312)
Principal collections related to investment repayments or sales	106,841	276,314
Decrease (increase) in interest receivable, accrued payment-in-kind interest and dividends	(3,421)	11,690
Amortization of restricted stock awards
Employee	754	1,189
Non-employee director	26	32
Decrease in cash—securitization accounts from interest collections	1,592	1,643
Decrease (increase) in restricted cash—escrow accounts	4,912	(274)
Depreciation and amortization	660	5,023
Decrease in other assets	155	718
Decrease in other liabilities	(4,371)	(186)
Realized loss on investments	1,263	67,974
Net unrealized appreciation on investments	(2,042)	(53,142)
Loss on extinguishment of debt	—	174
Net cash provided by operating activities	40,535	291,163
Cash flows from financing activities
Repurchase of common stock	(2,272)	(16,797)
Payments on borrowings	(43,126)	(112,015)
Proceeds from borrowings	—	21,400
Decrease (increase) in cash in restricted and securitization accounts
Securitization accounts for repayment of principal on debt	(1,360)	(39,332)
Restricted cash	41,863	(95,708)
Payment of financing costs	(116)	(1,031)
Distributions paid	(17,804)	(26,142)
Common stock withheld to pay taxes applicable to the vesting of restricted stock	(49)	(251)
Net cash used in financing activities	(22,864)	(269,876)
Net increase in cash and cash equivalents	17,671	21,287
Cash and cash equivalents
Beginning balance	73,588	58,563
Ending balance	$91,259	$79,850
Supplemental disclosure of cash flow information
Interest paid	$4,127	$5,400
Income taxes paid	46	38
Paid-in-kind interest collected	2,026	7,887
Dividend income collected	459	7,845

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

MCG Capital Corporation
Consolidated Schedule of Investments
June 30, 2013 (unaudited)
(dollars in thousands)

			Interest Rate(8)					Fair Value
Portfolio Company	Industry	Investment	Current	PIK	Total	Principal	Cost
Control Investments(4):
GMC Television Broadcasting, LLC(2)	Broadcasting	Senior Debt (Due 12/16)(1)	4.3%	—	4.3%	$13,336	$10,959	$11,551
		Subordinated Debt (Due 12/16)(6)	2.5%	—	2.5%	11,446	6,975	—
		Class B Voting Units (8.0%, 86,700 units)(5)					9,071	—
Jet Plastica Investors, LLC(2)(10)	Plastic Products	Senior Debt A (Due 3/15)(1)(6)	2.4%	7.5%	9.9%	5,140	3,897	—
RadioPharmacy Investors, LLC(2)	Healthcare	Senior Debt (Due 12/16)(1)	7.5%	—	7.5%	7,640	7,640	7,640
		Subordinated Debt (Due 12/16)(1)	12.0%	3.0%	15.0%	10,680	10,676	10,676
		Preferred LLC Interest (19.7%, 70,000 units)					12,785	16,220
Total control investments (represents 10.1% of total investments at fair value)							62,003	46,087
Affiliate Investments(3):
C7 Data Centers, Inc.	Business Services	Senior Debt (Due 9/17)(1)	9.5%	—	9.5%	16,850	16,549	16,758
		Series B Preferred Units (10.0%, 7,142,857 units)					2,152	2,948
Contract Datascan Holdings, Inc.	Business Services	Subordinated Debt (Due 3/16)(1)	12.0%	2.0%	14.0%	8,661	8,217	8,217
		Series A Preferred Stock (10.0%, 2,313 shares)(1)(5)					2,387	2,686
		Series B Preferred Stock (10.0%, 358 shares)(1)(5)					307	416
		Common Stock (8,519 shares)(1)(5)					538	—
IDOC, LLC	Healthcare	Senior Debt (Due 8/17)(1)	9.8%	—	9.8%	15,000	14,731	14,731
		Limited Partner Interests (8.0%)(1)(2)					1,072	1,211
Total affiliate investments (represents 10.3% of total investments at fair value)							45,953	46,967

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

MCG Capital Corporation
Consolidated Schedule of Investments
June 30, 2013 (unaudited)
(dollars in thousands)

			Interest Rate(8)					Fair Value
Portfolio Company	Industry	Investment	Current	PIK	Total	Principal	Cost
Non-Affiliate Investments (less than 5% owned):
Accurate Group Holdings, Inc.(2)	Business Services	Subordinated Unsecured Debt (Due 6/18)(1)	12.5%	—	12.5%	$10,000	$9,813	$9,813
		Series A Preferred Stock (974,805 shares)(5)					2,000	2,075
Advanced Sleep Concepts, Inc.(2)	Home Furnishings	Senior Debt (Due 9/13 to 1/14)(1)	10.3%	—	10.3%	7,559	7,547	7,060
		Subordinated Debt (Due 1/14)(1)(6)	—%	10.0%	10.0%	3,585	3,352	—
BarBri, Inc.(12)	Publishing	Senior Debt (Due 6/17)(1)	6.0%	—	6.0%	6,099	6,051	6,051
Broadview Networks Holdings, Inc.	Communications	Common Stock (132,779 shares)(5)					159,579	992
		Series A-1 Warrant to purchase Common Stock (expire 11/20)(5)					—	—
		Series A-2 Warrant to purchase Common Stock (expire 11/20)(5)					—	—
Chase Industries, Inc.	Manufacturing	Subordinated Unsecured Debt (Due 5/18)(1)	11.5%	—	11.5%	16,800	16,492	16,492
Color Star Growers of Colorado, Inc.	Agriculture	Subordinated Debt (Due 11/16)(1)	12.0%	3.0%	15.0%	13,758	13,522	13,522
Community Investors, Inc.	Business Services	Senior Debt (Due 5/18)(1)	9.8%	—	9.8%	12,300	12,054	12,054
		Preferred Stock (10.0%, 297,436 shares)(1)					302	302
		Common Stock (2,564 shares)(1)(5)					3	3
Cruz Bay Publishing, Inc.	Publishing	Subordinated Debt (Due 3/15)(1)	5.0%	7.3%	12.3%	20,744	20,696	20,696
CWP/RMK Acquisition Corp.(2)	Home Furnishings	Senior Debt (Due 12/16)(6)	6.8%	—	6.8%	600	509	597
Dorsey School of Business Holdings, Inc.	Education	Senior Debt (Due 6/18)(1)	9.5%	—	9.5%	10,000	9,850	9,850
Education Management, Inc.	Education	Senior Debt (Due 6/15)(1)	9.3%	—	9.3%	23,000	22,854	22,854
G&L Investment Holdings, LLC(2)	Insurance	Subordinated Debt (Due 5/14)(1)	10.7%	4.3%	15.0%	19,068	18,936	18,936
		Series A Preferred Shares (14.0%, 5,000,000 shares)(5)					8,191	7,849
		Class C Shares (621,907 shares)(5)					529	—
Golden Knight II CLO, Ltd.(13)	Diversified Financial Services	Income Notes (Due 4/19)					2,736	3,197
Hammond's Candies Since 1920 II, LLC	Manufacturing	Subordinated Debt (Due 9/18)(1)	10.0%	4.0%	14.0%	9,190	9,021	9,021
Huron Inc.	Manufacturing	Subordinated Unsecured Debt (Due 8/18)(1)	10.0%	4.0%	14.0%	13,187	12,940	12,940
Intrafusion Holding Corp.	Healthcare	Senior Debt (Due 6/18)(1)	9.0%	—	9.0%	21,500	21,035	21,035
Legacy Cabinets Holdings II, Inc.	Home Furnishings	Class B-1 Common Stock (2,000 shares)(5)					2,185	—
Mailsouth, Inc.	Publishing	Senior Debt (Due 12/16)(1)	6.8%	—	6.8%	4,080	4,041	4,020
Maverick Healthcare Equity, LLC	Healthcare	Preferred Units (10.0%, 1,250,000 units)					2,021	2,183
		Class A Common Units (1,250,000 units)(5)					—	165
Midwest Technical Institute, Inc.	Education	Senior Debt (Due 10/17)(1)	9.5%	—	9.5%	14,688	14,385	14,507
Miles Media Group, LLC(2)	Business Services	Senior Debt (Due 6/16)(1)	12.5%	—	12.5%	19,588	19,408	19,408
Oceans Acquisition, Inc.	Healthcare	Senior Debt (Due 12/17)(1)	10.8%	—	10.8%	16,210	15,917	15,917

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

MCG Capital Corporation
Consolidated Schedule of Investments
June 30, 2013 (unaudited)
(dollars in thousands)

			Interest Rate(8)			Principal	Cost	Fair Value
Portfolio Company	Industry	Investment	Current	PIK	Total
Rita’s Water Ice Franchise Company, LLC	Restaurants	Senior Debt (Due 11/16)(1)	14.0%	—	14.0%	$9,375	$9,310	$9,310
Sagamore Hill Broadcasting, LLC(2)	Broadcasting	Senior Debt (Due 8/14)(1)	10.5%	—	10.5%	8,900	8,859	8,859
SC Academy Holdings, Inc.	Education	Subordinated Debt (Due 7/16)(1)	—%	14.0%	14.0%	13,636	13,561	13,561
Softlayer Technologies, Inc.(10)	Business Services	Senior Debt (Due 11/16)(1)	7.8%	—	7.8%	13,462	13,367	13,367
South Bay Mental Health Center, Inc.	Healthcare	Subordinated Debt (Due 10/17)(1)	12.0%	2.5%	14.5%	18,564	18,246	18,391
Summit Business Media Parent Holding Company LLC	Information Services	Class E Series I Units (636 units)(1)(5)					4,120	528
		Class E Series II Units (276 units)(1)(5)					1,788	51
Ted's Café Escondido Holdings, Inc.	Restaurants	Senior Debt (Due 12/18)(1)	9.5%	—	9.5%	14,000	13,662	13,662
The e-Media Club I, LLC	Investment Fund	LLC Interest (74 units)(5)					88	11
The Gavilon Group, LLC(11)	Agriculture	Senior Debt (Due 12/16)(1)	6.5%	—	6.5%	8,000	7,930	7,930
Virtual Radiologic Corporation	Healthcare	Senior Debt (Due 12/16)(1)	7.8%	—	7.8%	13,705	13,577	8,986
Visant Corporation	Consumer Products	Senior Debt (Due 12/16)(1)	5.3%	—	5.3%	4,711	4,721	4,514
West World Media, LLC	Information Services	Senior Debt (Due 9/15)(1)	11.0%	3.0%	14.0%	11,536	11,069	11,242
		Class A Membership Units (25,000 units)(1)(5)					1	347
		Warrant to purchase Class A Membership Units (expire 9/15)(1)(5)					324	378
Xpressdocs Holdings, Inc.	Business Services	Series A Preferred Stock (161,870 shares)(5)					500	297
Total non-affiliate investments (represents 79.6% of total investments at fair value)							537,092	362,973
Total Investments							$645,048	$456,027

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

MCG Capital Corporation
Consolidated Schedule of Investments
December 31, 2012
(dollars in thousands)

			Interest Rate(8)					Fair Value
Portfolio Company	Industry	Investment	Current	PIK	Total	Principal	Cost
Control Investments(4):
GMC Television Broadcasting, LLC(2)	Broadcasting	Senior Debt (Due 12/16)(1)	4.3%	—	4.3%	$17,570	$15,150	$15,736
		Subordinated Debt (Due 12/16)(6)	2.5%	—	2.5%	11,303	6,976	—
		Class B Voting Units (8.0%, 86,700 units)(5)					9,071	—
Jet Plastica Investors, LLC(2)(9)	Plastic Products	Senior Debt A (Due 3/15)(1)(6)	2.3%	7.0%	9.3%	4,963	3,897	—
RadioPharmacy Investors, LLC(2)	Healthcare	Senior Debt (Due 12/16)(1)	7.5%	—	7.5%	7,640	7,640	7,640
		Subordinated Debt (Due 12/16)(1)	12.0%	3.0%	15.0%	10,521	10,518	10,518
		Preferred LLC Interest (19.7%, 70,000 units)					11,646	16,112
Total control investments (represents 10.5% of total investments at fair value)							64,898	50,006
Affiliate Investments(3):
Advanced Sleep Concepts, Inc.(2)	Home Furnishings	Senior Debt (Due 1/14)(1)	12.9%	—	12.9%	$7,559	$7,539	$7,199
		Subordinated Debt (Due 1/14)(1)(6)	12.0%	4.0%	16.0%	5,873	5,385	10
		Series A Preferred Stock (20.0%, 49 shares)(5)					344	—
		Series B Preferred Stock (1,000 shares)(5)					—	—
		Common Stock (423 shares)(5)					524	—
		Warrants to purchase Common Stock (expire 10/16)(5)					348	—
C7 Data Centers, Inc.	Business Services	Senior Debt (Due 9/17)(1)	9.5%	—	9.5%	10,000	9,659	9,659
		Series B Preferred Units (10.0%, 7,142,857 units)					2,053	2,421
Contract Datascan Holdings, Inc.	Business Services	Subordinated Debt (Due 3/16)(1)	12.0%	2.0%	14.0%	8,575	8,059	7,870
		Series A Preferred Stock (10.0%, 2,313 shares)(1)(5)					2,387	2,203
		Series B Preferred Stock (10.0%, 358 shares)(1)(5)					307	341
		Common Stock (8,519 shares)(1)(5)					538	—
IDOC, LLC	Healthcare	Senior Debt (Due 8/17)(1)	9.8%	—	9.8%	15,000	14,707	14,707
		Limited Partner Interests (8.0%)(1)(2)					1,032	1,073
Miles Media Group, LLC(2)	Business Services	Senior Debt (Due 6/16)(1)	12.5%	—	12.5%	16,738	16,495	16,495
		Warrants to purchase Class A Units (expire 3/21)(1)(5)					123	101
Total affiliate investments (represents 13.0% of total investments at fair value)							69,500	62,079

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

MCG Capital Corporation
Consolidated Schedule of Investments
December 31, 2012
(dollars in thousands)

			Interest Rate(8)					Fair Value
Portfolio Company	Industry	Investment	Current	PIK	Total	Principal	Cost
Non-Affiliate Investments (less than 5% owned):
Accurate Group Holdings, Inc.(2)	Business Services	Subordinated Unsecured Debt (Due 6/18)(1)	12.5%	—	12.5%	$10,000	$9,802	$9,802
		Series A Preferred Stock (974,805 shares)(5)					2,000	2,000
BarBri, Inc.	Publishing	Senior Debt (Due 6/17)(1)	6.0%	—	6.0%	6,099	6,046	6,110
Broadview Networks Holdings, Inc.	Communications	Common Stock (132,779 shares)(5)					159,579	1,087
		Series A-1 Warrant to purchase Common Stock (expire 11/20)(5)					—	—
		Series A-2 Warrant to purchase Common Stock (expire 11/20)(5)					—	—
Capstone Logistics, LLC(12)	Logistics	Senior Debt (Due 9/16)(1)	10.5%	—	10.5%	27,347	27,237	27,237
Chase Industries, Inc.	Manufacturing	Subordinated Unsecured Debt (Due 5/18)(1)	11.5%	—	11.5%	16,800	16,472	16,472
Color Star Growers of Colorado, Inc.	Agriculture	Subordinated Debt (Due 11/16)(1)	12.0%	3.0%	15.0%	13,553	13,292	13,292
Construction Trailer Specialists, Inc.(2)	Auto Parts	Senior Debt (Due 6/13)(1)	8.6%	6.3%	14.9%	6,445	6,434	6,434
Cruz Bay Publishing, Inc.	Publishing	Subordinated Debt (Due 3/15)(1)(7)	5.0%	7.3%	12.3%	20,000	19,942	19,942
CWP/RMK Acquisition Corp.(2)	Home Furnishings	Senior Debt (Due 12/16)(6)	6.8%	—	6.8%	600	519	597
Education Management, Inc.	Education	Senior Debt (Due 6/15)(1)	9.3%	—	9.3%	26,654	26,459	25,260
Gans Communications, L.P.(2)	Cable	Senior Debt (Due 10/17)(1)	5.0%	—	5.0%	5,015	4,996	5,061
G&L Investment Holdings, LLC(2)	Insurance	Subordinated Debt (Due 5/14)(1)	10.7%	4.3%	15.0%	18,667	18,462	18,462
		Series A Preferred Shares (14.0%, 5,000,000 shares)(5)					8,191	8,067
		Class C Shares (621,907 shares)(5)					529	—
Golden Knight II CLO, Ltd.(13)	Diversified Financial Services	Income Notes (Due 4/19)					2,989	2,847
Hammond's Candies Since 1920 II, LLC	Manufacturing	Senior Debt (Due 12/17)(1)	8.5%	—	8.5%	3,500	3,427	3,427
		Subordinated Debt (Due 6/18)(1)	10.0%	4.0%	14.0%	9,008	8,829	8,829
Jenzabar, Inc.	Technology	Subordinated Preferred Stock (109,800 shares)					1,098	988
Legacy Cabinets Holdings II, Inc.	Home Furnishings	Class B-1 Common Stock (2,000 shares)(5)					2,185	—
Mailsouth, Inc.	Publishing	Senior Debt (Due 12/16)(1)	6.8%	—	6.8%	4,640	4,590	4,594
Maverick Healthcare Equity, LLC	Healthcare	Preferred Units (10.0%, 1,250,000 units)					1,925	2,078
		Class A Common Units (1,250,000 units)(5)					—	444
Midwest Technical Institute, Inc.	Education	Senior Debt (Due 10/17)(1)	9.5%	—	9.5%	17,063	16,682	16,682
NDSSI Holdings, LLC(2)	Electronics	Senior Debt (Due 12/12)(1)	12.8%	1.0%	13.8%	30,175	30,174	30,174
		Series D Preferred Units (30.0%, 2,000,000 units)(5)					2,000	3,000
		Series A Preferred Units (516,691 units)(5)					718	—
		Series B Convertible Preferred Units (165,003 units)(5)					142	187
		Class A Common Units (1,000,000 units)(5)					333	—
Oceans Acquisition, Inc.	Healthcare	Senior Debt (Due 12/17)(1)	10.8%	—	10.8%	23,710	23,237	23,237

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

MCG Capital Corporation
Consolidated Schedule of Investments
December 31, 2012
(dollars in thousands)

			Interest Rate(8)			Principal	Cost	Fair Value
Portfolio Company	Industry	Investment	Current	PIK	Total
Orbitz Worldwide, Inc.(13)	Personal Transportation	Senior Debt (Due 7/14)(1)	3.2%	—	3.2%	$2,808	$2,728	$2,702
Rita’s Water Ice Franchise Company, LLC	Restaurants	Senior Debt (Due 11/16)(1)	14.0%	—	14.0%	9,375	9,301	9,301
Sagamore Hill Broadcasting, LLC(2)	Broadcasting	Senior Debt (Due 8/14)(1)	10.5%	—	10.5%	9,700	9,636	9,636
SC Academy Holdings, Inc.	Education	Subordinated Debt (Due 7/16)(1)	12.0%	—	12.0%	18,000	17,841	17,841
Softlayer Technologies, Inc.	Business Services	Senior Debt (Due 11/16)(1)	7.3%	—	7.3%	13,720	13,606	13,814
South Bay Mental Health Center, Inc.	Healthcare	Subordinated Debt (Due 10/17)(1)	12.0%	2.5%	14.5%	18,333	17,984	18,219
Summit Business Media Parent Holding Company LLC	Information Services	Class E Series I Units (636 units)(1)(5)					4,120	439
		Class E Series II Units (276 units)(1)(5)					1,788	13
Sunshine Media Group, Inc.(2)	Publishing	Warrants to purchase Common Stock (expire 1/21)(5)					—	—
The e-Media Club I, LLC	Investment Fund	LLC Interest (74 units)(5)					88	11
The Gavilon Group, LLC	Agriculture	Senior Debt (Due 12/16)(1)	6.0%	—	6.0%	8,500	8,409	8,489
Virtual Radiologic Corporation	Healthcare	Senior Debt (Due 12/16)(1)	7.8%	—	7.8%	13,740	13,591	12,091
Visant Corporation	Consumer Products	Senior Debt (Due 12/16)(1)	5.3%	—	5.3%	4,760	4,772	4,338
VS&A-PBI Holding LLC	Publishing	LLC Interest(5)					500	—
West World Media, LLC	Information Services	Senior Debt (Due 9/15)(1)	11.0%	3.0%	14.0%	11,462	10,911	11,140
		Class A Membership Units (25,000 units)(1)(5)					1	335
		Warrant to purchase Class A Membership Units (expire 9/15)(1)(5)					324	719
Xpressdocs Holdings, Inc.	Business Services	Series A Preferred Stock (161,870 shares)(5)					500	241
Total non-affiliate investments (represents 76.5% of total investments at fair value)							534,389	365,639
Total Investments							$668,787	$477,724

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

(10)	In July 2013, Softlayer Technologies, Inc. senior debt was repaid in full.

(11)	In July 2013, The Gavilon Group, LLC senior debt was repaid in full.

(12)	In July 2013, Barbri, Inc. senior debt was repaid in full.

(13)
Investment is not a qualifying asset under section 55(a) of the Investment Company Act of 1940, as amended. Qualifying assets must represent at least 70% of total assets at the time of acquisition of any additional non-qualifying assets.

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
Small Business Investment Subsidiaries—We own Solutions Capital I, L.P., or Solutions Capital, a wholly owned subsidiary licensed by the United States Small Business Administration, or SBA, which operates as a small business investment company, or SBIC, under the Small Business Investment Act of 1958, as amended, or SBIC Act. In March 2011, we formed another wholly owned subsidiary, Solutions Capital II, L. P. in order to apply for a second SBIC license. In September 2012, we submitted documentation to the SBA in support of a potential SBIC license for Solutions Capital II, L.P. In February 2013, we received a letter from the SBA inviting us to file a formal license application, which we submitted to the SBA in March 2013 and was accepted by the SBA in May 2013. Neither receipt of such an invitation nor acceptance of the application from the SBA assures an applicant that the SBA will grant the additional license in any specified time period or at all. MCG is also the sole member of Solutions Capital G.P., LLC, which acts as the general partner of Solutions Capital and Solutions Capital II, L.P.
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
BASIS OF PRESENTATION AND USE OF ESTIMATES
These unaudited financial statements and the accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America and conform to Regulation S-X under the Securities Exchange Act of 1934, as amended. We believe we have made all necessary adjustments so that the financial statements are presented fairly and that all such adjustments are of a normal recurring nature. We eliminated all significant intercompany balances. In accordance with Article 6 of Regulation S-X of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, we do not consolidate portfolio company investments, including those in which we have a controlling interest. Certain prior period information has been reclassified to conform to current year presentation. Further, in connection with the preparation of these Condensed Consolidated Financial

Statements, we have evaluated subsequent events that occurred after the balance sheet date as of June 30, 2013 through the date these financial statements were issued.
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
NOTE 2—INVESTMENT PORTFOLIO
The following table summarizes the composition of our investment portfolio at cost and fair value:

	COST BASIS				FAIR VALUE BASIS
	June 30, 2013		December 31, 2012		June 30, 2013		December 31, 2012
(dollars in thousands)	Investments at Cost	% of Total Portfolio	Investments at Cost	% of Total Portfolio	Investments at Fair Value	% of Total Portfolio	Investments at Fair Value	% of Total Portfolio
Debt Investments
Senior secured debt	$269,923	41.8%	$297,842	44.6%	$261,904	57.4%	$291,760	61.1%
Subordinated debt
Secured	123,202	19.1	127,288	19.0	113,019	24.8	114,983	24.1
Unsecured	39,245	6.1	26,274	3.9	39,245	8.6	26,274	5.4
Total debt investments	432,370	67.0	451,404	67.5	414,168	90.8	433,017	90.6
Equity investments
Preferred	43,524	6.8	46,403	6.9	39,384	8.6	41,558	8.7
Common/common equivalents	169,154	26.2	170,980	25.6	2,475	0.6	3,149	0.7
Total equity investments	212,678	33.0	217,383	32.5	41,859	9.2	44,707	9.4
Total investments	$645,048	100.0%	$668,787	100.0%	$456,027	100.0%	$477,724	100.0%
Our debt instruments bear contractual interest rates ranging from 2.5% to 15.0%, a portion of which may be in the form of paid-in-kind interest, or PIK. As of June 30, 2013, approximately 72.8% of the fair value of our loan portfolio had variable interest rates, based on a London Interbank Offer Rate, or LIBOR, benchmark or the prime rate, and 27.2% of the fair value of our loan portfolio had fixed interest rates. As of June 30, 2013, approximately 61.6% of our loan portfolio, at fair value, had LIBOR floors between 1.0% and 3.0% on a LIBOR-based index and prime floors between 2.5% and 6.0%. At origination, our loans generally have four- to six-year stated maturities. Borrowers typically pay an origination fee based on a percent of the total commitment and a fee on undrawn commitments.
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

The following table summarizes the cost and fair value of loans more than 90 days past due and loans on non-accrual status:

	COST BASIS				FAIR VALUE BASIS
	June 30, 2013		December 31, 2012		June 30, 2013		December 31, 2012
(dollars in thousands)	Investments at Cost	% of Loan Portfolio	Investments at Cost	% of Loan Portfolio	Investments at Fair Value	% of Loan Portfolio	Investments at Fair Value	% of Loan Portfolio
Loans greater than 90 days past due
On non-accrual status	$3,897	0.90%	$3,897	0.86%	$—	—%	$—	—%
Not on non-accrual status	—	—	—	—	—	—	—	—
Total loans greater than 90 days past due	$3,897	0.90%	$3,897	0.86%	$—	—%	$—	—%
Loans on non-accrual status
0 to 90 days past due	$10,836	2.51%	$12,880	2.85%	$597	0.14%	$607	0.14%
Greater than 90 days past due	3,897	0.90	3,897	0.86	—	—	—	—
Total loans on non-accrual status	$14,733	3.41%	$16,777	3.71%	$597	0.14%	$607	0.14%
The following table summarizes our investment portfolio by industry at fair value:

	June 30, 2013		December 31, 2012
(dollars in thousands)	Investments at Fair Value	Percent of Total Portfolio	Investments at Fair Value	Percent of Total Portfolio
Healthcare	$117,156	25.7%	$106,119	22.2%
Business services	88,344	19.4	64,947	13.6
Education	60,772	13.3	59,783	12.5
Manufacturing	38,453	8.4	28,728	6.0
Publishing	30,767	6.7	30,646	6.4
Insurance	26,784	5.9	26,529	5.6
Restaurants	22,972	5.0	9,301	1.9
Agriculture	21,453	4.7	21,781	4.6
Broadcasting	20,410	4.5	25,372	5.3
Information services	12,546	2.8	12,646	2.7
Home furnishings	7,657	1.7	7,806	1.6
Consumer products	4,513	1.0	4,338	0.9
Auto parts	—	—	6,434	1.3
Cable	—	—	5,061	1.1
Electronics	—	—	33,361	7.0
Logistics	—	—	27,237	5.7
Other(a)	4,200	0.9	7,635	1.6
Total	$456,027	100.0%	$477,724	100.0%
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

Assets Measured at Fair Value on a Recurring Basis
The following table presents the assets that we report at fair value on our Consolidated Balance Sheets by fair value hierarchy:

	June 30, 2013
(in thousands)	Internal Models with Significant		Total Fair Value Reported in Consolidated Balance Sheet
	Observable Market Parameters (Level 2)	Unobservable Market Parameters (Level 3)
Non-affiliate investments
Senior secured debt	$44,869	$166,355	$211,224
Subordinated secured debt	—	94,127	94,127
Unsecured subordinated debt	—	39,244	39,244
Preferred equity	3,197	12,706	15,903
Common/common equivalents	—	2,475	2,475
Total non-affiliate investments	48,066	314,907	362,973
Affiliate investments
Senior secured debt	—	31,489	31,489
Subordinated secured debt	—	8,217	8,217
Preferred equity	—	7,261	7,261
Total affiliate investments	—	46,967	46,967
Control investments
Senior secured debt	—	19,191	19,191
Subordinated secured debt	—	10,676	10,676
Preferred equity	—	16,220	16,220
Total control investments	—	46,087	46,087
Total assets at fair value	$48,066	$407,961	$456,027
As of June 30, 2013, we had no investments that had quoted market prices in active markets which we would categorize as Level 1 investments under ASC 820. Cash and cash equivalents are carried at cost which approximates fair value and are Level 1 assets.
Valuation Methodologies and Procedures
As required by the 1940 Act, we classify our investments by level of control. Control investments include both majority-owned control investments and non-majority owned control investments. A majority-owned control investment represents a security in which we own more than 50% of the voting interest of the portfolio company and generally control its board of directors. A non-majority owned control investment represents a security in which we own 25% to 50% of the portfolio company’s voting equity. As of each of June 30, 2013 and December 31, 2012, our portfolio contained zero non-majority control investments. Non-control investments represent both affiliate and non-affiliate securities for which we do not have a controlling interest. Affiliate investments represent securities in which we own 5% to 25% of the portfolio company’s equity. Non-affiliate investments represent securities in which we own less than 5% of the portfolio company’s equity.

•
Majority-Owned Control Investments—Majority-owned control investments comprised 10.1% of our investment portfolio as of June 30, 2013. Market quotations are not readily available for these investments; therefore, we use a combination of market and income approaches to determine their fair value. Typically, private companies are bought and sold based on multiples of earnings before interest, taxes, depreciation and amortization, or EBITDA, cash flows, net income, revenues or, in limited cases, book value. Generally, we apply multiples that we observe for other comparable companies to relevant financial data for the portfolio company in question. Also, in a limited number of cases, we use income approaches to determine fair value, based on our projections of the discounted future free cash flows that the portfolio company will likely generate, as well as industry derived capital costs. Our valuation approaches for majority-owned investments estimate the value upon a hypothetical sale or exit and then allocates such value to the investment's securities in order of their relative liquidation preference. In addition, we assume that any outstanding debt or other securities that are senior to our securities are required to be repaid at par. These valuation approaches consider the value of our ability to control the portfolio company’s capital structure and the timing of a potential exit.

•
Non-Control Investments—Non-control investments comprised 89.9% of our investment portfolio as of June 30, 2013. Quoted prices were not available for 88.3% of our non-control investments as of June 30, 2013. For our non-control equity investments, we use the same market and income approaches used to value our control investments. For non-control debt investments for which no quoted prices are available, we estimate fair value using a market-yield approach based on the expected future cash flows discounted at the loans’ effective interest rates, based on our estimate of current market rates. We may adjust discounted cash flow calculations to reflect other market conditions or the perceived credit risk of the borrower. In the event the fair value of a non-control debt investment, as determined by the same market or income approach used to value our control investments, is below our cost, we estimate the fair value using the market or income approach.

•
Thinly Traded and Over-the-Counter Securities—Generally, we value securities that are traded in the over-the-counter market or on a stock exchange at the average of the prevailing bid and ask prices on the date of the relevant period end. However, we may apply a discount to the market value of restricted or thinly-traded public securities to reflect the impact that these restrictions have on the value of these securities. We review factors, including the trading volume, total securities outstanding and our percentage ownership of securities to determine whether the trading levels are active (Level 1) or inactive (Level 2). As of June 30, 2013, these securities represented 10.5% of our investment portfolio. We utilize independent pricing services to arrive at certain of our fair value estimates. The majority of our level 2 investments are senior debt investments that are secured and collateralized. To corroborate “bid/ask” quotes from independent pricing services we perform a market-yield approach to validate prices obtained or obtain other evidence.

Our valuation analyses incorporate the impact that key events could have on the securities’ values, including public and private mergers and acquisitions, purchase transactions, public offerings, letters of intent and subsequent debt or equity sales. Our valuation analyses also include key external data, such as market changes and industry valuation benchmarks. We also use independent valuation firms to provide additional data points for our quarterly valuation analyses. Our general practice is to obtain an independent valuation or review of valuation at least once per year for each portfolio investment that had a fair value in excess of $5.0 million, unless the fair value has otherwise been derived through a sale of some or all of our investment in the portfolio company or is a new investment made within the last twelve months. In total, as of June 30, 2013, we either obtained a valuation or review from an independent firm, considered new investments made or used market quotes in the preceding twelve-month period for 98.9% of our investment portfolio, calculated on a fair value basis.
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
Changes in Level 3 Fair Value Measurements
We classify securities in the Level 3 valuation hierarchy based on the significance of the unobservable factors to the overall fair value measurement. Our fair value approach for Level 3 securities primarily uses unobservable inputs, but may also include observable, actively quoted components derived from external sources. Accordingly, the gains and losses in the table below include fair value changes due, in part, to observable factors. Additionally, we transfer investments in and out of Level 1, 2 and 3 securities as of the ending balance sheet date, based on changes in the use of observable and unobservable inputs utilized to perform the valuation for the period. During the three and six months ended June 30, 2013 and 2012, there were no transfers in or out of Level 1, 2 or 3.

The following table provides a reconciliation of fair value changes during the three months ended June 30, 2013 for all investments for which we determine fair value using unobservable (Level 3) factors:

(in thousands)	Fair value measurements using unobservable inputs (Level 3)
	Non-affiliate Investments	Affiliate Investments	Control Investments	Total
Fair value as of March 31, 2013
Senior secured debt	$99,806	$40,559	$23,383	$163,748
Subordinated secured debt	93,070	8,135	10,596	111,801
Unsecured subordinated debt	39,085	—	—	39,085
Preferred equity	13,039	6,707	16,463	36,209
Common/common equivalents equity	2,619	1,346	—	3,965
Total fair value as of March 31, 2013	247,619	56,747	50,442	354,808
Realized/unrealized gain (loss)
Senior secured debt	57	62	6	125
Subordinated secured debt	(46)	5	—	(41)
Preferred equity	305	484	(816)	(27)
Common/common equivalents equity	(147)	1,654	—	1,507
Total realized/unrealized gain (loss)	169	2,205	(810)	1,564
Issuances
Senior secured debt	76,520	(9,132)	36	67,424
Subordinated secured debt	1,103	77	80	1,260
Unsecured subordinated debt	159	—	—	159
Preferred equity	351	70	573	994
Common/common equivalents equity	3	—	—	3
Total issuances	78,136	(8,985)	689	69,840
Settlements
Senior secured debt	(10,028)	—	(4,234)	(14,262)
Total settlements	(10,028)	—	(4,234)	(14,262)
Sales
Preferred equity	(989)	—	—	(989)
Common/common equivalents equity	—	(3,000)	—	(3,000)
Total sales	(989)	(3,000)	—	(3,989)
Fair value as of June 30, 2013
Senior secured debt	166,355	31,489	19,191	217,035
Subordinated secured debt	94,127	8,217	10,676	113,020
Unsecured subordinated debt	39,244	—	—	39,244
Preferred equity	12,706	7,261	16,220	36,187
Common/common equivalents equity	2,475	—	—	2,475
Total fair value as of June 30, 2013	$314,907	$46,967	$46,087	$407,961
There were no purchases of level 3 investments during the three months ended June 30, 2013.

The following table provides a reconciliation of fair value changes during the three-month period ended June 30, 2012 for all investments for which we determine fair value using unobservable (Level 3) factors:

(in thousands)	Fair value measurements using unobservable inputs (Level 3)
	Non-affiliate Investments	Affiliate Investments	Control Investments	Total
Fair value as of March 31, 2012
Senior secured debt	$263,920	$40,934	$65,507	$370,361
Subordinated secured debt	88,571	13,142	10,357	112,070
Unsecured subordinated debt	12,353	—	—	12,353
Preferred equity	20,709	12,671	41,988	75,368
Common/common equivalents equity	1,855	3,033	—	4,888
Total fair value as of March 31, 2012	387,408	69,780	117,852	575,040
Realized/unrealized gain (loss)
Senior secured debt	332	(1,569)	(151)	(1,388)
Subordinated secured debt	(3,410)	140	—	(3,270)
Unsecured subordinated debt	(275)	—	—	(275)
Preferred equity	420	2,806	(10,633)	(7,407)
Common/common equivalents equity	125	675	—	800
Total realized/unrealized gain (loss)	(2,808)	2,052	(10,784)	(11,540)
Issuances
Senior secured debt	2,441	103	56	2,600
Subordinated secured debt	8,581	130	79	8,790
Unsecured subordinated debt	103	—	—	103
Preferred equity	97	18	477	592
Total issuances	11,222	251	612	12,085
Settlements
Senior secured debt	(68,977)	(17,750)	(30,595)	(117,322)
Subordinated secured debt	(29,087)	—	—	(29,087)
Unsecured subordinated debt	(12,181)	—	—	(12,181)
Preferred equity	(5,195)	—	(215)	(5,410)
Common/common equivalents equity	(53)	—	—	(53)
Total settlements	(115,493)	(17,750)	(30,810)	(164,053)
Sales
Preferred equity	(1,891)	(12,833)	(15,863)	(30,587)
Common/common equivalents equity	(44)	(3,708)	—	(3,752)
Total sales	(1,935)	(16,541)	(15,863)	(34,339)
Fair value as of June 30, 2012
Senior secured debt	197,716	21,718	34,817	254,251
Subordinated secured debt	64,655	13,412	10,436	88,503
Preferred equity	14,140	2,662	15,754	32,556
Common/common equivalents equity	1,883	—	—	1,883
Total fair value as of June 30, 2012	$278,394	$37,792	$61,007	$377,193
There were no purchases of level 3 investments during the three months ended June 30, 2012.

Unrealized (Depreciation) Appreciation of Level 3 Investments
The following table summarizes the unrealized appreciation (depreciation) that we recognized on those investments for which we determined fair value using unobservable inputs (Level 3) for the three months ended June 30, 2013 and 2012:

	Three months ended June 30, 2013				Three months ended June 30, 2012
(in thousands)	Non-affiliate Investments	Affiliate Investments	Control Investments	Total	Non-affiliate Investments	Affiliate Investments	Control Investments	Total
Change in unrealized appreciation (depreciation)
Senior secured debt	$57	$62	$6	$125	$527	$(1,569)	$(638)	$(1,680)
Subordinated secured debt	(46)	5	—	(41)	(3,377)	140	—	(3,237)
Preferred equity	414	485	(816)	83	1,261	198	(9,587)	(8,128)
Common/common equivalents equity	(147)	(1,223)	—	(1,370)	34	(31)	—	3
Total change in unrealized appreciation (depreciation) on Level 3 investments	$278	$(671)	$(810)	$(1,203)	$(1,555)	$(1,262)	$(10,225)	$(13,042)

The following table provides a reconciliation of fair value changes during the six months ended June 30, 2013 for all investments for which we determine fair value using unobservable (Level 3) factors:

(in thousands)	Fair value measurements using unobservable inputs (Level 3)
	Non-affiliate Investments	Affiliate Investments	Control Investments	Total
Fair value December 31, 2012
Senior secured debt	$163,125	$48,060	$23,376	$234,561
Subordinated secured debt	96,585	7,880	10,518	114,983
Unsecured subordinated debt	26,274	—	—	26,274
Preferred equity	16,561	6,038	16,112	38,711
Common/common equivalents equity	3,048	101	—	3,149
Total fair value December 31, 2012	305,593	62,079	50,006	417,678
Realized/unrealized gain (loss)
Senior secured debt	1,127	208	6	1,341
Subordinated secured debt	(101)	190	—	89
Preferred equity	(155)	1,084	(1,031)	(102)
Common/common equivalents equity	(573)	2,899	—	2,326
Total realized/unrealized gain (loss)	298	4,381	(1,025)	3,654
Issuances
Senior secured debt	85,005	(9,055)	43	75,993
Subordinated secured debt	7,053	157	158	7,368
Unsecured subordinated debt	12,970	—	—	12,970
Preferred equity	398	139	1,139	1,676
Common/common equivalents equity	3	—	—	3
Total issuances	105,429	(8,759)	1,340	98,010
Settlements
Senior secured debt	(75,552)	(7,724)	(4,234)	(87,510)
Subordinated secured debt	(9,410)	(10)	—	(9,420)
Total settlements	(84,962)	(7,734)	(4,234)	(96,930)
Sales
Senior secured debt	(7,350)	—	—	(7,350)
Preferred equity	(4,098)	—	—	(4,098)
Common/common equivalents equity	(3)	(3,000)	—	(3,003)
Total sales	(11,451)	(3,000)	—	(14,451)
Fair value as of June 30, 2013
Senior secured debt	166,355	31,489	19,191	217,035
Subordinated secured debt	94,127	8,217	10,676	113,020
Unsecured subordinated debt	39,244	—	—	39,244
Preferred equity	12,706	7,261	16,220	36,187
Common/common equivalents equity	2,475	—	—	2,475
Total fair value as of June 30, 2013	$314,907	$46,967	$46,087	$407,961
There were no purchases of level 3 investments during the six months ended June 30, 2013.

The following table provides a reconciliation of fair value changes during the six-month period ended June 30, 2012 for all investments for which we determine fair value using unobservable (Level 3) factors:

(in thousands)	Fair value measurements using unobservable inputs (Level 3)
	Non-affiliate Investments	Affiliate Investments	Control Investments	Total
Fair value December 31, 2011
Senior secured debt	$280,371	$40,572	$62,615	$383,558
Subordinated secured debt	100,967	12,967	10,355	124,289
Unsecured subordinated debt	12,203	—	—	12,203
Preferred equity	28,978	12,453	46,293	87,724
Common/common equivalents equity	18,645	3,610	—	22,255
Total fair value December 31, 2011	441,164	69,602	119,263	630,029
Realized/unrealized gain (loss)
Senior secured debt	990	(2,651)	3,786	2,125
Subordinated secured debt	(3,638)	186	—	(3,452)
Unsecured subordinated debt	(194)	—	8	(186)
Preferred equity	(1,213)	2,996	(15,416)	(13,633)
Common/common equivalents equity	126	98	—	224
Total realized/unrealized gain (loss)	(3,929)	629	(11,622)	(14,922)
Issuances
Senior secured debt	3,842	3,597	91	7,530
Subordinated secured debt	8,954	259	160	9,373
Unsecured subordinated debt	172	—	—	172
Preferred equity	369	46	955	1,370
Total issuances	13,337	3,902	1,206	18,445
Settlements
Senior secured debt	(87,487)	(19,800)	(31,675)	(138,962)
Subordinated secured debt	(41,628)	—	(79)	(41,707)
Unsecured subordinated debt	(12,181)	—	(8)	(12,189)
Preferred equity	(12,103)	—	(215)	(12,318)
Common/common equivalents equity	(16,844)	—	—	(16,844)
Total settlements	(170,243)	(19,800)	(31,977)	(222,020)
Sales
Preferred equity	(1,891)	(12,833)	(15,863)	(30,587)
Common/common equivalents equity	(44)	(3,708)	—	(3,752)
Total sales	(1,935)	(16,541)	(15,863)	(34,339)
Fair value as of June 30, 2012
Senior secured debt	197,716	21,718	34,817	254,251
Subordinated secured debt	64,655	13,412	10,436	88,503
Preferred equity	14,140	2,662	15,754	32,556
Common/common equivalents equity	1,883	—	—	1,883
Total fair value as of June 30, 2012	$278,394	$37,792	$61,007	$377,193
There were no purchases of level 3 investments during the six months ended June 30, 2012.

Unrealized (Depreciation) Appreciation of Level 3 Investments
The following table summarizes the unrealized appreciation (depreciation) that we recognized on those investments for which we determined fair value using unobservable inputs (Level 3) for the six months ended June 30, 2013 and 2012:

	Six months ended June 30, 2013				Six months ended June 30, 2012
(in thousands)	Non-affiliate Investments	Affiliate Investments	Control Investments	Total	Non-affiliate Investments	Affiliate Investments	Control Investments	Total
Change in unrealized appreciation (depreciation)
Senior secured debt	$1,127	$209	$6	$1,342	$1,185	$(2,651)	$3,299	$1,833
Subordinated secured debt	1,932	190	—	2,122	(3,467)	186	—	(3,281)
Unsecured subordinated debt	—	—	—	—	81	—	—	81
Preferred equity	48	1,083	(1,031)	100	(372)	388	(14,370)	(14,354)
Common/common equivalents equity	1,130	23	—	1,153	102	(608)	—	(506)
Total change in unrealized appreciation (depreciation) on Level 3 investments	$4,237	$1,505	$(1,025)	$4,717	$(2,471)	$(2,685)	$(11,071)	$(16,227)
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
The following table summarizes the significant unobservable inputs in the fair value measurements of our level 3 investments by category of investment and valuation technique as of June 30, 2013:

($ in thousands)	Fair Value	Valuation Techniques	Unobservable Inputs	Range		Weighted Average
				Minimum	Maximum
Senior debt	$217,035	Discounted cash flow	Market interest rate	5.8%	12.8%	8.5%
		Discounted cash flow	Discount rate	4.0%	4.0%	4.0%
		Market comparable companies	Revenue Multiple	0.2x	0.2x	0.2x
		Market comparable companies	EBITDA multiple(a)	7.5x	7.5x	7.5x
Subordinated debt	152,264	Discounted cash flow	Market interest rate	11.5%	15.0%	13.3%
		Market comparable companies	EBITDA multiple(a)	7.5x	7.5x	7.5x
Preferred and common equity	38,662	Market comparable companies	EBITDA multiple(a)	4.4x	10.0x	7.3x
			Discount for minority interest	—%	25.0%	2.3%
		Residual assets	Discount	25.0%	25.0%	25.0%
	$407,961
________________

(a)	EBITDA may include proforma adjustments and/or other addbacks based on specific circumstances related to each investment.

NOTE 4—CONCENTRATIONS OF INVESTMENT RISK
During the six months ended June 30, 2013, we had concentrations in certain industries, including the healthcare, business services and education industries. The following table summarizes our fair value and revenue concentrations in each of those industries:

	Investments at fair value				Revenue for the six months ended
	June 30, 2013		December 31, 2012		June 30, 2013		June 30, 2012
(dollars in thousands)	Amount	% of Total Portfolio	Amount	% of Total Portfolio	Amount	% of Total Revenue	Amount	% of Total Revenue
Industry
Healthcare	$117,156	25.7%	$106,119	22.2%	$6,699	25.6%	$5,091	14.3%
Business services	88,344	19.4	64,947	13.6	3,854	14.7	4,099	11.5
Education	60,772	13.3	59,783	12.5	3,140	12.0	2,705	7.6
NOTE 5—BORROWINGS
As of June 30, 2013, we reported $204.9 million of borrowings on our Consolidated Balance Sheets at cost. The following table summarizes our borrowing facilities, the facility amounts and amounts outstanding.

		June 30, 2013		December 31, 2012
(dollars in thousands)	Maturity Date	Total Facility/ Program	Amount Outstanding	Total Facility/ Program	Amount Outstanding
SBIC
2008-10B	September 2018	$2,600	$2,600	$2,600	$2,600
2009-10A	March 2019	12,000	12,000	12,000	12,000
2009-10B	September 2019	13,000	13,000	13,000	13,000
2010-10B	September 2020	27,500	27,500	27,500	27,500
2011-10A	March 2021	53,500	53,500	53,500	53,500
2012-10A	March 2022	41,400	41,400	41,400	41,400
MCG Commercial Loan Trust 2006-1
Series 2006-1 Class B Notes(a)	April 2018(b)	—	—	37,151	37,151
Series 2006-1 Class C Notes(c)	April 2018(b)	36,597	26,025	45,000	32,000
Series 2006-1 Class D Notes(d)	April 2018(b)	45,945	28,902	45,945	28,902
Bank of America Unsecured Revolver
Unsecured Revolving Note	November 2014	20,000	—	20,000	—
Total borrowings		$252,542	$204,927	$298,096	$248,053
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

We estimate that the fair value of these borrowings as of June 30, 2013 was approximately $207.4 million, based on market data and current interest rates. This fair value is estimated from market quotes in an inactive market provided by an independent pricing service for $53.2 million of our borrowings (level 2) and a market-yield approach for $154.2 million (level 3) of our borrowings.
As a BDC, we are not permitted to incur indebtedness or issue senior securities, including preferred stock, unless immediately after such borrowing we have an asset coverage for total borrowings (excluding borrowings by our SBIC facility) of at least 200%. In addition, we may not be permitted to declare any cash dividend or other distribution on our outstanding common shares, or purchase any such shares, unless, at the time of such declaration or purchase, we have an asset coverage ratio of at least 200% after deducting the amount of such dividend, distribution or purchase price. If we are unable to meet this asset coverage requirement, we may not be able to incur additional debt. As of June 30, 2013, our ratio of total assets to total borrowings and other senior securities was 768%.
Each of our borrowing facilities has certain financial covenants and non-financial covenants. We were in compliance with the covenants as of June 30, 2013 and 2012.
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

(in thousands)	June 30, 2013
2013(a)	$25,754
2014	—
2015	—
2016	—
2017	—
Thereafter	179,173
Total	$204,927
____________

(a)	Reflects repayments we are required to make in connection with principal collections from collateral loans in our MCG Commercial Loan Trust 2006-1 including $15.5 million collected in July 2013.
SBIC Debentures
In December 2004, we formed a wholly owned subsidiary Solutions Capital. Solutions Capital has a license from the SBA to operate as an SBIC under the SBIC Act. The license permits Solutions Capital to borrow up to $150.0 million from the SBA, which is the maximum amount of outstanding leverage available to single-license SBIC companies.
In March 2011, we formed another wholly owned subsidiary, Solutions Capital II, L. P. in order to apply for a second SBIC license. In September 2012, we submitted documentation to the SBA in support of a potential SBIC license for Solutions Capital II, L.P. In February 2013, we received a letter from the SBA inviting us to file a formal license application, which we submitted to the SBA in March 2013 and was accepted by the SBA in May 2013. Neither receipt of such an invitation nor acceptance of the application from the SBA assures an applicant that the SBA will grant the additional license in any specified time period or at all. Currently, a second SBIC license would grant us the ability to borrow up to an additional $75 million from the SBA, or two times the amount of statutory equity capital we invest in Solutions Capital II, L.P. If approved and depending on available capital, we intend to fund the entire $37.5 million using unrestricted cash. In the second quarter of 2013, we invested $10.0 million of unrestricted cash in Solutions Capital II, L.P. and funded a small business loan to Dorsey School of Business Holdings, Inc, or Dorsey.  We also received pre-licensing investment approval from the SBA for the Dorsey investment which, if closed in accordance with our pre-investment documentation, will count toward the required statutory capital of $37.5 million in our second SBIC.
To realize the full $150.0 million in borrowings for which we have received approval to date under the SBIC program, we have funded a total of $75.0 million to Solutions Capital. As of each of June 30, 2013 and December 31, 2012, Solutions Capital had borrowed $150.0 million. We are permitted to use these funds to provide debt and equity capital to qualifying small businesses. However, we may not use these borrowings to provide additional financing to certain companies that are currently in our portfolio without SBA approval. In addition, we may not use these funds to provide working capital to MCG, Solutions Capital's parent company.

As of June 30, 2013 and December 31, 2012, we had $237.8 million and $187.9 million, respectively, of investments in our SBIC and we had $5.5 million and $48.3 million, respectively, of restricted cash to be used for additional investments in our SBIC.
As of June 30, 2013, Solutions Capital had borrowings outstanding as summarized in the following table:

	Amount Outstanding
(dollars in thousands)	June 30, 2013	December 31, 2012	Rate
Tranche
2008-10B	$2,600	$2,600	6.44%	Fixed
2009-10A	12,000	12,000	5.34%	Fixed
2009-10B	13,000	13,000	4.95%	Fixed
2010-10B	27,500	27,500	3.93%	Fixed
2011-10A	53,500	53,500	4.80%	Fixed
2012-10A	41,400	41,400	3.38%	Fixed
Total	$150,000	$150,000	4.33%
In October 2008, we received exemptive relief from the SEC which allows us to exclude debt issued by Solutions Capital from the calculation of our consolidated BDC asset coverage ratio.
MCG Commercial Loan Trust 2006-1
In April 2006, we completed a $500.0 million debt securitization through the MCG Commercial Loan Trust 2006-1, or 2006-1 Trust, a wholly owned subsidiary. The 2006-1 Trust issued $106.25 million of Class A-1 Notes, $50.0 million of Class A-2 Notes, $85.0 million of Class A-3 Notes, $58.75 million of Class B Notes, $45.0 million of Class C Notes and $47.5 million of Class D Notes. The respective classes of notes were issued with interest at LIBOR plus 0.33%, 0.35%, 0.33%, 0.58%, 1.05% and 2.25%. As of June 30, 2013, we have repaid all of the Class A and Class B Notes.
All of the notes are secured by the assets of the 2006-1 Trust. The following table summarizes the fair value of the assets securitized under this facility as of June 30, 2013 and December 31, 2012:

(dollars in thousands)	June 30, 2013		December 31, 2012
	Amount	%	Amount	%
Securitized assets
Senior secured debt	$88,675	65.2%	$136,513	74.2%
Subordinated secured debt	30,000	22.1	30,025	16.3
Common Equity	579	0.4	452	0.3
Total securitized assets	119,254	87.7	166,990	90.8
Cash, securitization accounts	16,748	12.3	16,980	9.2
Total collateral	$136,002	100.0%	$183,970	100.0%
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

Bank of America Unsecured Revolver
In November 2012, we obtained an unsecured revolving credit facility with Bank of America, N.A. in the principal amount of $20.0 million, or Bank of America Unsecured Revolver. Advances under the Bank of America Unsecured Revolver will bear interest at LIBOR plus 3.5% per annum and will expire in November 2014. As of June 30, 2013, there were no borrowings outstanding on the Bank of America Unsecured Revolver.
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
STOCK REPURCHASE PROGRAM
On January 17, 2012, our board of directors authorized a stock repurchase program of up to $35.0 million and we have provided our stockholders with notice of our intention to repurchase shares of our common stock in accordance with 1940 Act requirements. Under the program, we are authorized to repurchase shares in open market transactions, including through block purchases, depending on prevailing market conditions and other factors. The repurchase program may be extended, modified or discontinued at any time for any reason. The program does not obligate us to acquire any specific number of shares, and all repurchases will be made in accordance with SEC Rule 10b-18, which sets certain restrictions on the method, timing, price and volume of stock repurchases. During the three months ended June 30, 2013, we did not repurchase any shares of our common stock. During the six months ended June 30, 2013, we repurchased 504,639 shares of our common stock at a weighted average purchase price of $4.50 per share, which was a 13.1% discount from our quarterly net asset value per share.
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

We have requested the assurance of the staff of the Division of Investment Management that it would not recommend enforcement action to the SEC under the 1940 Act or Rule 17d-1 thereunder if we engage in a stock repurchase program and agree not to issue additional restricted stock under any compensation plan unless such issuance, together with all restricted stock outstanding under all compensation plans, does not exceed 10% of our outstanding common stock at the time of such issuance less the total number of shares previously issued, in the aggregate, pursuant to all compensatory plans. We have received no assurance or indication from the SEC that we will receive such relief, or of the timeframe in which we would receive any relief, should it ultimately be granted. Although there were 1,235,456 shares of our common stock available for issuance under our Third Amended and Restated 2006 Employee Restricted Stock Plan, as of June 30, 2013 and December 31, 2012, an aggregate of 41,487 and 107,924 shares of restricted stock, respectively, could be issued under our Third Amended and Restated 2006 Employee Restricted Stock Plan and our Third Amended and Restated 2006 Non-Employee Director Restricted Stock Plan before reaching the 10% threshold set forth in the SEC's order. The decrease in shares that could be issued under the restricted stock plans is attributable to the shares we repurchased under our stock repurchase program.

DISTRIBUTIONS
The following table summarizes our distributions per share declared since January 1, 2012:

Date Declared	Record Date	Payment Date	Amount
July 26, 2013	August 9, 2013	August 30, 2013	$0.125
April 26, 2013	May 10, 2013	May 31, 2013	$0.125
March 1, 2013	March 15, 2013	March 29, 2013	$0.125
October 26, 2012	November 16, 2012	November 30, 2012	$0.125
July 27, 2012	August 17, 2012	August 31, 2012	$0.140
April 27, 2012	June 13, 2012	July 13, 2012	$0.140
February 24, 2012	April 13, 2012	May 15, 2012	$0.170
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
During the six months ended June 30, 2013, no shares of restricted stock were issued under the 2006 Plan. During six months ended June 30, 2012, we issued 1,000,000 shares of restricted stock under the 2006 Plan with a weighted-average fair value per share of common stock at the award date of $4.43.
During the six months ended June 30, 2013 and 2012, we recognized $0.8 million and $1.2 million, respectively, of compensation expense related to share-based compensation awards. As of June 30, 2013, all the restricted share awards for which forfeiture provisions had not lapsed carried non-forfeitable dividend rights to the holder of the restricted shares. As of June 30, 2013, we had $3.6 million of unrecognized compensation cost related to restricted common stock awarded to employees. We expect to recognize these costs over the remaining weighted-average requisite service period of 2.5 years.
Non-Employee Director Share-Based Compensation
During June 2006, our stockholders initially approved the 2006 Non-Employee Director Restricted Stock Plan, which was subsequently amended and restated and which we refer to as the 2006 Non-Employee Plan. In May 2010, our stockholders approved an amendment to the 2006 Non-Employee Plan that increased the number of shares we may award to non-employee members of our board of directors from 100,000 to 150,000 shares. During the six months ended June 30, 2013 and 2012, we awarded 15,000 and 22,500 shares, respectively, of restricted common stock to non-employee directors. During the six months ended June 30, 2013 and 2012, we recognized less than $0.1 million of compensation costs related to share-based awards to non-employee directors. We include this compensation cost in general and administrative expense on our Consolidated Statements of Operations. As of June 30, 2013, we had $0.1 million of unrecognized compensation cost related to restricted common stock awarded to non-employee directors, which we expect to recognize over the remaining weighted-average requisite service period of 2.2 years.

SUMMARY OF EMPLOYEE AND NON-EMPLOYEE DIRECTOR SHARE-BASED COMPENSATION
The following table summarizes our restricted stock award activity during the six months ended June 30, 2013:

	Shares	Weighted-Average Grant Date Fair Value per Share
Subject to forfeiture provisions as of December 31, 2012	1,142,020	$4.69
Awarded	15,000	$5.01
Forfeiture provision satisfied	(40,150)	$6.39
Subject to forfeiture provisions as of June 30, 2013	1,116,870	$4.63
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
During the six months ended June 30, 2013, we incurred $12,000 of restructuring expenses related to severance obligations, which we reported as a separate line item on our Consolidated Statements of Operations.
We included liabilities associated with our restructuring in other liabilities on our Consolidated Balance Sheets. The following table summarizes changes in the balance of our restructuring liabilities from January 1, 2013 through June 30, 2013:

(in thousands)	Severance Benefits	Other	Total
Balance as of December 31, 2012	$648	$21	$669
Additions	—	(11)	(11)
Accretion	12	—	12
Cash payments	(440)	(10)	(450)
Balance as of June 30, 2013	$220	$—	$220
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
We use the asset and liability method to account for our Taxable Subsidiaries' income taxes. Using this method, we recognize deferred tax assets and liabilities for the estimated future tax effects attributable to temporary differences between financial reporting and the tax basis of assets and liabilities. In addition, we recognize deferred tax benefits associated with net operating carryforwards that we may use to offset future tax obligations. We measure deferred tax assets and liabilities using the enacted tax rates expected to apply to taxable income in the years in which we expect to recover or settle those temporary differences. During the six months ended June 30, 2013, we recorded an income tax provision of less than $0.1 million, which was primarily attributable to flow-through taxable income on certain investments held by our subsidiaries. During the six months ended June 30, 2012, we incurred a $0.3 million income tax provision, which was primarily attributable to flow-through taxable income on certain investments held by our subsidiaries.
From December 2001 through June 30, 2013, we declared aggregate per share distributions of $13.64. Each year, we mail statements on Form 1099-DIV to our stockholders that identify whether we made distributions from ordinary income, net capital gains on the sale of securities, which are each taxable distributions, and/or a return of paid-in-capital surplus, which is a nontaxable distribution. A portion of our distributions may represent a return of capital to our stockholders, to the extent that the total distributions paid in a given year exceed current and accumulated taxable earnings and profits. All or a portion of the distributions that we paid to stockholders during fiscal years 2012, 2011, 2008, 2006, 2005, 2004 and 2003 represented a return of capital.
We determine the tax attributes of our distributions as of the end of our fiscal year based upon our taxable income for the full year and distributions paid during the full year. Therefore, a determination of tax attributes made on a quarterly basis may not be representative of the actual tax attributes of distributions for a full year. If we determined the tax attributes of our distributions as of June 30, 2013, 74% would be from ordinary income and 26% would be a return of capital. Future distributions will take into account the requirements for us to distribute the majority of our taxable income to fulfill our distribution requirements as a RIC, together with an assessment of our current and forecasted gains and losses recognized or to be recognized for tax purposes, portfolio transactional events, liquidity, cash earnings and our asset coverage ratio at the time of such decision.
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

NOTE 10—EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted income per common share for the three and six months ended June 30, 2013 and 2012:

(dollars in thousands, except per share amounts)	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Numerator for basic and diluted earnings per share
Net income (loss)	$8,574	$(7,037)	$16,326	$(5,680)
Less: Dividends declared—common and restricted shares	(8,902)	(10,469)	(17,804)	(23,519)
Undistributed loss	(328)	(17,506)	(1,478)	(29,199)
Percentage allocated to common shares(a)	98.4%	100.0%	98.4%	100.0%
Undistributed earnings—common shares	(323)	(17,506)	(1,454)	(29,199)
Add: Dividends declared—common shares	8,760	10,469	17,519	23,519
Numerator for common shares outstanding excluding participating shares	8,437	(7,037)	16,065	(5,680)
Numerator for participating unvested shares only	137	—	261	—
Numerator for basic and diluted earnings per share—total	$8,574	$(7,037)	$16,326	$(5,680)
Denominator for basic and diluted weighted-average shares outstanding
Common shares outstanding	70,095	75,142	70,229	75,793
Participating unvested shares	1,122	—	1,132	—
Basic and diluted weighted-average common shares outstanding—total	71,217	75,142	71,361	75,793
Earnings (loss) per share—basic and diluted
Excluding participating unvested shares	$0.12	$(0.09)	$0.23	$(0.07)
Including participating unvested shares	$0.12	$(0.09)	$0.23	$(0.07)

(a) Basic and diluted weighted-average common shares:
Weighted-average common shares outstanding	70,095	75,142	70,229	75,793
Weighted-average restricted shares	1,122	—	1,132	—
Total basic and diluted weighted-average common shares	71,217	75,142	71,361	75,793
Percentage allocated to common shares	98.4%	100.0%	98.4%	100.0%
(b)     For the three and six months ended June 30, 2012, we excluded 1,259 and 933, of weighted-average shares of restricted common stock from the calculation of diluted loss per share because the inclusion of these shares would have had an anti-dilutive impact on the calculation of loss per share.

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
We do not report the unused portions of these commitments on our Consolidated Balance Sheets. As of June 30, 2013 and December 31, 2012, we had $19.2 million and $23.0 million, respectively, of outstanding unused loan commitments. We estimate that as of each of June 30, 2013 and December 31, 2012, the fair value of these commitments was $0.1 million based on the fees that we currently charge to enter into similar arrangements, taking into account the creditworthiness of the counterparties. As of June 30, 2013 and December 31, 2012, we had no outstanding guarantees or standby letters of credit.
LEASE OBLIGATIONS
We lease our headquarters and certain other facilities and equipment under non-cancelable operating and capital leases which expire through 2014. The lease on our former headquarters in Arlington, Virginia expired in February 2013. In August 2012, we entered into a lease agreement for new office space in Arlington, Virginia. The new lease term is from October 2012 to November 2014 with a base rent of $0.4 million per year. The base rent will not increase during the term of the lease. In November 2012, we ceased using our old headquarters and recognized the remaining amounts due under that lease in other liabilities on our Consolidated Balance Sheet as of December 31, 2012. As of June 30, 2013, our obligations for the remaining terms of these leases was $0.6 million, of which $0.4 million will be payable during the next twelve months.

NOTE 12—FINANCIAL HIGHLIGHTS
The following schedule summarizes our financial highlights for the six months ended June 30, 2013 and 2012:

	Six months ended
(in thousands, except per share amounts)	June 30
	2013	2012
Per share data
Net asset value at beginning of period(a)	$5.18	$5.65
Net income(b)
Net operating income before net investment gain (loss), loss on extinguishment of debt and income tax (benefit) provision	0.22	0.13
Net realized gain (loss) on investments	(0.02)	(0.90)
Net unrealized (depreciation) appreciation on investments	0.03	0.70
Loss on extinguishment of debt before income tax (benefit) provision	—	—
Income tax provision	—	—
Net income (loss)	0.23	(0.07)
Net decrease in net assets resulting from distributions	(0.25)	(0.31)
Net increase (decrease) in net assets relating to stock-based transactions
Issuance of shares of restricted common stock(c)	—	(0.07)
Repurchase of common stock	0.01	0.04
Net increase in stockholders’ equity from restricted stock amortization	0.01	0.02
Net increase (decrease) in net assets relating to share issuances	0.02	(0.01)
Net asset value at end of period(a)	5.18	5.26
Market price per share
Beginning of period	$4.60	$3.99
End of period	$5.21	$4.58
Total Return(d)	18.70%	23.31%
Shares of Common Stock Outstanding(d)
Weighted-average—basic and diluted	71,361	75,793
End of period	71,222	74,062
Net assets
Average	$369,006	$419,052
End of period	$368,709	$389,926
Ratios (annualized)
Operating expenses to average net assets	5.77%	12.41%
Net operating income to average net assets	8.55%	4.62%
General and administrative expense to average net assets	1.16%	3.94%
Return on average equity	8.95%	-2.73%
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

Review Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
MCG Capital Corporation
We have reviewed the accompanying consolidated balance sheet of MCG Capital Corporation, including the consolidated schedule of investments, as of June 30, 2013, the related consolidated statements of operations for the three- and six- month periods ended June 30, 2013 and 2012, and the related consolidated statements of changes in net assets, cash flows and financial highlights for the six-month periods ended June 30, 2013 and 2012. These financial statements are the responsibility of MCG Capital Corporation’s management.
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
July 30, 2013

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The information contained in this section should be read in conjunction with the Selected Financial Data and our Condensed Consolidated Financial Statements and notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q.
This Quarterly Report on Form 10-Q, including Management's Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements that involve substantial risks and uncertainties. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates, forecasts, projections, intentions, goals, strategies, plans, prospects and the beliefs and assumptions of our management including, without limitation: our expectations regarding our results of operations, including revenues, net operating income, net investment losses and general and administrative expenses and the factors that may affect such results; our expectations regarding the approval process for a second SBIC license; our intentions with respect to funding in full our equity portion of a second SBIC license using unrestricted cash; our expectations regarding the full use before expiration of certain financial instruments, including loans, participations in loans, guarantees, letters of credit and other financial commitments; our expectations regarding monetizations during 2013 and the use proceeds of such monetizations; our expectations with regard to 2013 origination pacing and anticipated aggregate investment levels by year-end; our expectation that we will substantially deploy our cash on-hand in 2013; our intentions to repurchase shares of our common stock under our stock repurchase program and purchase debt for cash in open markets purchases and/or privately-negotiated transactions; the sufficiency of liquidity to meet 2013 operating requirements, as well as new origination opportunities and potential dividend distributions; the use of our available liquidity to pay dividends to our stockholders and to repurchase our common stock in the open market under our stock repurchase program; estimated liquidity for repayment of our borrowing facilities from a number of sources, including cash on-hand, the maturity or monetization of our investment portfolio, other borrowing facilities and equity issuances, and from other borrowing arrangements; our decisions to make dividend distributions after taking into account our distribution requirements as a RIC, together with an assessment of our current and forecasted gains and losses recognized or to be recognized for tax purposes, portfolio transactional events, liquidity, cash earnings and our asset coverage ratio; our use of independent valuation firms to provide additional support for our internal analyses; our expectations regarding the outcome of legal proceedings incidental to our business; general market conditions; the state of the economy and other factors. Forward-looking statements can be identified by terminology such as “anticipate,” “believe,” “could,” “could increase the likelihood,” “hope,” “target,” “project,” “goals,” “potential,” “predict,” “might,” “estimate,” “expect,” “intend,” “is planned,” “may,” “should,” “will,” “will enable,” “would be expected,” “look forward,” “may provide,” “would” or similar terms, variations of such terms or the negative of those terms. These statements are not guarantees of future performance and are subject to risks, uncertainties, and other factors, some of which are beyond our control and difficult to predict. Important factors could cause our actual results to differ materially from those indicated or implied by forward-looking statements. Such factors that could cause or contribute to such differences include those risk factors discussed in Item IA of Part II of this Quarterly Report on Form 10-Q.
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
We are an internally managed, non-diversified, closed-end investment company that has elected to be regulated as a business development company, or BDC, under the Investment Company Act of 1940, as amended, or the 1940 Act. As a BDC we must meet various regulatory tests, which include investing at least 70% of our total assets in private or thinly traded public U.S.-based companies and limitations on our ability to incur indebtedness unless immediately after such borrowing we have an asset coverage for total borrowings (excluding small business investment company, or SBIC, debt) of at least 200% (i.e., the amount of debt generally may not exceed 50% of the value of our assets).
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
RECENT DEVELOPMENTS — Q2 2013

•
Originations and Advances — We made $70.9 million in originations and advances to new and existing portfolio companies, including $68.3 million of senior secured loans to four new portfolio companies and two existing borrowers.

•
Loan Monetizations — We received $19.8 million in loan payoffs and amortization payments: two borrowers repaid $11.5 million in principal at or above par and we received $8.3 million in loan amortization and paid-in-kind interest, or PIK, payments.

•
Loans on Non-Accrual — Loans on non-accrual, at cost (remained under 4% of the total loan portfolio) and fair value (under 20 basis points of the total loan portfolio) remained stable in the second quarter of 2013.

•
Equity Monetizations and Realizations — Miles Media Group, LLC purchased our warrants representing a 15% interest in the company for $3.0 million, which we financed, and we received $1.0 million in connection with the final disposition of our interest in Jenzabar, Inc. During the second quarter, we received $0.3 million in dividend and other equity payments.

•	Operating Costs — Excluding interest expense, our total operating costs were 0.5% of $580 million in total assets (equal to an annualized rate of approximately 2% of total assets).

•
Reduced Leverage — From March 31, 2013 to June 30, 2013, we reduced our outstanding borrowings under our MCG Commercial Loan Trust, or 2006-1 Trust, by $28.1 million, reducing our borrowings under our 2006-1 Trust from $83.0 million to $54.9 million as of June 30, 2013. In July 2013, we further reduced our borrowings under our 2006-1 Trust by $25.8 million from $54.9 million to $29.1 million.

OUTLOOK
Throughout the remainder of 2013, we anticipate that we will monetize approximately $30 million to $50 million of investments. In addition, we expect to use part of the proceeds from these monetizations to reduce the borrowings in our 2006-1 Trust to approximately $20 million to $25 million.  We expect to originate new loans and equity co-investments sufficient to end the year with total investments of $500 million to $530 million (calculated at fair value).
At June 30, 2013, including unrestricted cash and restricted cash from our SBIC, we had $96.6 million of cash on-hand to make new investments. Assuming continued stability in the market, actionable opportunities that meet our underwriting standards, portfolio granularity requirements and no material repayments beyond maturities that we are aware of as of June 30, 2013, we anticipate that we will substantially deploy our cash on-hand in 2013.
In January 2012, our board of directors authorized a $35 million stock repurchase program. During the second quarter of 2013, we did not repurchase any shares of our common stock under such program. We may elect to make open market purchases under the stock repurchase program in the second half of 2013, depending on prevailing market conditions and other factors. As of June 30, 2013, we had repurchased and retired an aggregate of 6,686,685 common shares at a weighted average purchase price of $4.40 per share.
ACCESS TO CAPITAL AND LIQUIDITY
At June 30, 2013, we had $91.3 million of cash and cash equivalents available for general corporate purposes, as well as $5.3 million of cash in restricted accounts related to our SBIC that we may use to fund new investments in the SBIC and $2.7 million of restricted cash held in escrow. In addition, we had $16.7 million of cash in securitization accounts, that may only be used to make interest and principal payments on our securitized borrowings or distributions to MCG in accordance with the indenture agreement of the 2006-1 Trust.

At June 30, 2013, cash in securitization accounts included $14.4 million in the principal collections account of our 2006-1 Trust. In July 2013, we used $36.2 million of securitized cash, including $21.8 million collected in July 2013, to repay borrowings of our 2006-1 Trust, a pro rata portion of which we received for the principal we own. The reinvestment period for this facility ended on July 20, 2011 and all subsequent principal collections received have been, and will be, used to repay the securitized debt. At June 30, 2013, the net outstanding borrowings under the 2006-1 Trust were $54.9 million, which was reduced to $29.1 million in July 2013.
At June 30, 2013, $150.0 million of United States Small Business Administration, or SBA, borrowings were outstanding, the maximum available under our current SBIC license.
At June 30, 2013, we had full access to our $20.0 million unsecured revolving credit facility with Bank of America, N.A.
PORTFOLIO COMPOSITION AND INVESTMENT ACTIVITY
As of June 30, 2013, the fair value of our investment portfolio was $456.0 million, which represents a $21.7 million, or 4.5%, decrease from the $477.7 million fair value as of December 31, 2012. The following sections describe the composition of our investment portfolio as of June 30, 2013 and key changes in our portfolio during the six months ended June 30, 2013.
Portfolio Composition
The following table summarizes the composition of our investment portfolio at fair value:

	June 30, 2013		December 31, 2012
(dollars in thousands)	Investments at Fair Value	Percent of Total Portfolio	Investments at Fair Value	Percent of Total Portfolio
Debt investments
Senior secured debt	$261,904	57.4%	$291,760	61.1%
Subordinated debt
Secured	113,019	24.8	114,983	24.1
Unsecured	39,245	8.6	26,274	5.4
Total debt investments	414,168	90.8	433,017	90.6
Equity investments
Preferred equity	39,384	8.6	41,558	8.7
Common/common equivalents equity	2,475	0.6	3,149	0.7
Total equity investments	41,859	9.2	44,707	9.4
Total investments	$456,027	100.0%	$477,724	100.0%
Our debt instruments bear contractual interest rates ranging from 2.5% to 15.0%, a portion of which may be in the form of PIK. As of June 30, 2013, approximately 72.8% of the fair value of our loan portfolio had variable interest rates, based on either the London Interbank Offer Rate, or LIBOR, or the prime rate, and 27.2% of the fair value of our loan portfolio had fixed interest rates. As of June 30, 2013, approximately 61.6% of our loan portfolio, at fair value, had LIBOR floors between 1.0% and 3.0% on a LIBOR based index and prime floors between 2.5% and 6.0%. At origination, our loans generally have four- to six-year stated maturities. Borrowers typically pay an origination fee based on a percentage of the total commitment and a fee on undrawn commitments.

The following table summarizes our investment portfolio by industry at fair value:

	June 30, 2013		December 31, 2012
(dollars in thousands)	Investments at Fair Value	Percent of Total Portfolio	Investments at Fair Value	Percent of Total Portfolio
Healthcare	$117,156	25.7%	$106,119	22.2%
Business services	88,344	19.4	64,947	13.6
Education	60,772	13.3	59,783	12.5
Manufacturing	38,453	8.4	28,728	6.0
Publishing	30,767	6.7	30,646	6.4
Insurance	26,784	5.9	26,529	5.6
Restaurants	22,972	5.0	9,301	1.9
Agriculture	21,453	4.7	21,781	4.6
Broadcasting	20,410	4.5	25,372	5.3
Information services	12,546	2.8	12,646	2.7
Home furnishings	7,657	1.7	7,806	1.6
Consumer products	4,513	1.0	4,338	0.9
Auto parts	—	—	6,434	1.3
Cable	—	—	5,061	1.1
Electronics	—	—	33,361	7.0
Logistics	—	—	27,237	5.7
Other(a)	4,200	0.9	7,635	1.6
Total	$456,027	100.0%	$477,724	100.0%
______________________ (a) No individual industry within this category exceeds 1%.
As of June 30, 2013, our ten largest portfolio companies represented approximately 47.3% of the total fair value of our investments. These ten companies accounted for 45.8% of our total revenue during the six months ended June 30, 2013.
During the six months ended June 30, 2013, we had concentrations in certain industries, including the healthcare, business services and education industries. The following table summarizes our fair value and revenue concentrations in each of those industries:

	Investments at fair value				Revenue for the six months ended
	June 30, 2013		December 31, 2012		June 30, 2013		June 30, 2012
(dollars in thousands)	Amount	% of Total Portfolio	Amount	% of Total Portfolio	Amount	% of Total Revenue	Amount	% of Total Revenue
Industry
Healthcare	$117,156	25.7%	$106,119	22.2%	$6,699	25.6%	$5,091	14.3%
Business services	88,344	19.4	64,947	13.6	3,854	14.7	4,099	11.5
Education	60,772	13.3	59,783	12.5	3,140	12.0	2,705	7.6

Changes in Investment Portfolio
During the six months ended June 30, 2013, we completed $86.8 million of originations and advances compared to $17.7 million of originations and advances during the six months ended June 30, 2012. The following table summarizes our total portfolio investment activity during the six months ended June 30, 2013 and 2012:

	Six months ended
(in thousands)	June 30
	2013	2012
Beginning investment portfolio	$477,724	$741,166
Originations and advances	86,791	17,723
Gross payments, reductions and sales of securities	(109,326)	(292,046)
Net realized loss	(1,064)	(67,974)
Unrealized depreciation	(656)	(16,306)
Reversals of unrealized depreciation	2,698	69,477
Origination fees and amortization of unearned income	(140)	1,431
Ending investment portfolio	$456,027	$453,471
Originations and Advances
The following table shows our originations and advances during the six months ended June 30, 2013 and 2012 by security type:

	Six months ended June 30,
	2013		2012
(dollars in thousands)	Amount	% of Total	Amount	% of Total
Debt investments
Senior secured debt	$69,344	79.9%	$6,539	36.9%
Subordinated debt
Secured	2,145	2.5	9,141	51.6
Unsecured	13,187	15.2	70	0.4
Total debt investments	84,676	97.6	15,750	88.9
Equity investments
Preferred equity	2,112	2.4	1,973	11.1
Common/common equivalents equity	3	—	—	—
Total equity investments	2,115	2.4	1,973	11.1
Total originations and advances	$86,791	100.0%	$17,723	100.0%

The following table shows our significant originations and advances:

(in thousands)	Six months ended
	June 30, 2013
Company	Originations	Draws/ Advances	PIK Advances/ Dividends	Total
Debt
Intrafusion Holdings, Inc.	$21,500	$—	$—	$21,500
Ted's Café Escondido Holdings, Inc.	14,000	—	—	14,000
Huron Inc.	13,000	—	187	13,187
Community Investors, Inc.	12,300	—	—	12,300
Dorsey School of Business Holdings, Inc.	10,000	—	—	10,000
C7 Data Centers, Inc.	—	7,000	—	7,000
Miles Media Group, LLC	—	3,450	—	3,450
Other (< $1 million)	—	750	2,489	3,239
Total debt	70,800	11,200	2,676	84,676
Equity
RadioPharmacy Investors, Inc.	—	—	1,140	1,140
Other (< $1 million)	300	—	675	975
Total Equity	300	—	1,815	2,115
Total originations and advances	$71,100	$11,200	$4,491	$86,791
Repayments, Sales and Other Reductions of Investment Portfolio
The following table shows our gross payments, reductions and sales of securities during the six months ended June 30, 2013 and 2012 by security type:

	Six months ended June 30,
	2013		2012
(dollars in thousands)	Amount	% of Total	Amount	% of Total
Debt investments

Senior secured debt	$97,036	88.8%	$174,041	59.6%
Subordinated debt
Secured	4,500	4.1	41,707	14.2
Unsecured	—	—	12,189	4.2
Total debt investments	101,536	92.9	227,937	78.0
Equity investments
Preferred equity	4,787	4.4	43,512	14.9
Common/common equivalents equity	3,003	2.7	20,597	7.1
Total equity investments	7,790	7.1	64,109	22.0
Total gross payments, reductions and sales of securities	$109,326	100.0%	$292,046	100.0%
During the six months ended June 30, 2013 and 2012, our gross payments, reductions and sales of securities by transaction type included:

	Six months ended June 30,
(in thousands)	2013	2012
Principal repayments, reductions and loan sales	$74,468	$197,171
Sale of equity investments	7,331	56,264
Scheduled principal amortization	25,042	22,879
Collection of accrued paid-in-kind interest and dividends	2,485	15,732
Total gross payments, reductions and sales of securities	$109,326	$292,046

As shown in the following table, during the six months ended June 30, 2013, we monetized all, or part of, 13 portfolio investments with proceeds totaling $82.4 million:

	Six months ended
	June 30, 2013
(in thousands)	Principal Repayments and Proceeds from Loan Sales	Sale or Settlement of Equity Investments	PIK Interest and Dividend Prepayments	Total
Monetizations
NDSSI Holdings, LLC	$29,356	$3,237	$831	$33,424
Capstone Logistics, LLC	27,347	—	—	27,347
Construction Trailer Specialists, Inc.	6,442	—	—	6,442
Gans Communications, LP	5,015	—	—	5,015
Other < 5 Million	6,308	3,864	—	10,172
Total monetizations	74,468	7,101	831	82,400
Other scheduled payments	25,042	230	1,654	26,926
Total gross payments, sales and other reductions of investment portfolio	$99,510	$7,331	$2,485	$109,326
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
The following table shows the distribution of our investments on our 1 to 5 investment rating scale at fair value as of June 30, 2013 and December 31, 2012:

(dollars in thousands)	June 30, 2013		December 31, 2012
Investment Rating	Investments at Fair Value	% of Total Portfolio	Investments at Fair Value	% of Total Portfolio
1(a)	$108,745	23.8%	$146,589	30.7%
2	179,755	39.4	209,016	43.7
3	144,355	31.7	96,932	20.3
4	20,696	4.5	22,789	4.8
5	2,476	0.6	2,398	0.5
Total	$456,027	100.0%	$477,724	100.0%
_________________________

(a)	As of June 30, 2013 and December 31, 2012, Investment Rating “1” included $82.9 million and $81.9 million, respectively, of loans to companies in which we also hold equity securities.

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
The following table summarizes the cost and fair value of loans more than 90 days past due and loans on non-accrual status:

	COST BASIS				FAIR VALUE BASIS
	June 30, 2013		December 31, 2012		June 30, 2013		December 31, 2012
(dollars in thousands)	Investments at Cost	% of Loan Portfolio	Investments at Cost	% of Loan Portfolio	Investments at Fair Value	% of Loan Portfolio	Investments at Fair Value	% of Loan Portfolio
Loans greater than 90 days past due
On non-accrual status	$3,897	0.90%	$3,897	0.86%	$—	—%	$—	—%
Not on non-accrual status	—	—	—	—	—	—	—	—
Total loans greater than 90 days past due	$3,897	0.90%	$3,897	0.86%	$—	—%	$—	—%
Loans on non-accrual status
0 to 90 days past due	$10,836	2.51%	$12,880	2.85%	$597	0.14%	$607	0.14%
Greater than 90 days past due	3,897	0.90	3,897	0.86	—	—	—	—
Total loans on non-accrual status	$14,733	3.41%	$16,777	3.71%	$597	0.14%	$607	0.14%
The following table summarizes the changes in the cost and fair value of the loans on non-accrual status from December 31, 2012 through June 30, 2013:

	Six months ended
	June 30, 2013
(In thousands)	Cost	Fair Value
Non-accrual loan balance as of December 31, 2012	$16,777	$607
Change in unrealized gain (loss) on non-accrual loans	—	—
Payments received from loans on non-accrual status	(10)	(10)
Reversal of previously recognized unrealized loss on non-accrual loans(a)	—	2,034
Realized loss on non-accrual loans(a)	(2,034)	(2,034)
Total change in non-accrual loans	(2,044)	(10)
Non-accrual loan balance as of June 30, 2013	$14,733	$597
_________________________

(a)	Represents the reversal of previously recognized unrealized loss and recognition of realized loss on the non-accrual loan attributed to Advanced Sleep Concepts, Inc.

Results of Operations
The following section compares our results of operations for the three months ended June 30, 2013 to the three months ended June 30, 2012.
COMPARISON OF THE THREE MONTHS ENDED JUNE 30, 2013 AND 2012
The following table summarizes the components of our net income for the three months ended June 30, 2013 and 2012:

	Three months ended June 30,		Variance
(dollars in thousands)	2013	2012	$	Percentage
Revenue
Interest and dividend income
Interest income	$11,222	$13,826	$(2,604)	(18.8)%
Dividend income	917	896	21	2.3
Loan fees	435	1,100	(665)	(60.5)
Total interest and dividend income	12,574	15,822	(3,248)	(20.5)
Advisory fees and other income	316	2,122	(1,806)	(85.1)
Total revenue	12,890	17,944	(5,054)	(28.2)
Operating expenses
Interest expense	2,305	4,552	(2,247)	(49.4)
Employee compensation
Salaries and benefits	1,559	2,791	(1,232)	(44.1)
Amortization of employee restricted stock	379	711	(332)	(46.7)
Total employee compensation	1,938	3,502	(1,564)	(44.7)
General and administrative expense	1,086	4,274	(3,188)	(74.6)
Restructuring expense	5	21	(16)	(76.2)
Total operating expense	5,334	12,349	(7,015)	(56.8)
Net operating income before net investment gain (loss) and income tax (benefit) provision	7,556	5,595	1,961	35.0
Net investment gain (loss) before income tax (benefit) provision	1,012	(12,339)	13,351	NM
Income tax (benefit) provision	(6)	293	(299)	NM
Net income (loss)	$8,574	$(7,037)	$15,611	NM
NM=Not Meaningful
TOTAL REVENUE
Total revenue includes interest and dividend income, loan fees, advisory fees and other income. The following sections describe the reasons for the variances in each major component of our revenue during the three months ended June 30, 2013 from the three months ended June 30, 2012.
INTEREST INCOME
The level of interest income that we earn depends upon the level of interest-bearing investments outstanding during the period, as well as the weighted-average yield on these investments. During the three months ended June 30, 2013, the total yield on our average debt portfolio at fair value was 12.5% compared to 11.5% during the three months ended June 30, 2012. The weighted-average yield varies each period because of changes in the composition of our portfolio of debt investments, changes in stated interest rates, fee accelerations of unearned fees on paid-off/restructured loans and the balance of loans on non-accrual status for which we are not accruing interest.

The following table shows the various components of the total yield on our average debt portfolio at fair value for the three months ended June 30, 2013 and 2012:

	Three months ended June 30,
	2013	2012
Average 90-day LIBOR	0.3%	0.5%
Spread to average LIBOR on average loan portfolio	12.1	10.7
Impact of fee accelerations of unearned fees on paid/restructured loans	0.1	0.6
Impact of non-accrual loans	—	(0.3)
Total yield on average loan portfolio	12.5%	11.5%
During the three months ended June 30, 2013, interest income was $11.2 million, compared to $13.8 million during the three months ended June 30, 2012, which represented a $2.6 million, or 18.8%, decrease. This decrease reflected a $4.3 million decrease in interest income resulting from a 27.6% decrease in our average loan balance. The decrease in interest income also reflected a decrease of $0.2 million due to interest rate floors, a $0.2 million decrease related to the decrease in LIBOR and a $0.2 million decrease resulting from the net impact of loans that had been on non-accrual status during the three months ended June 30, 2013 that were accruing interest during the three months ended June 30, 2012. These decreases were partially offset by a $2.3 million increase in interest income attributable to a 1.6% increase in our net spread to LIBOR.
PIK Income
Interest income includes certain amounts that we have not received in cash, such as PIK interest. PIK interest represents contractually deferred interest that is added to the principal balance of the loan and compounded if not paid on a current basis. Borrowers may, in some instances, be required to prepay PIK because of certain contractual provisions or they may choose to prepay; however, more typically, PIK is paid at the end of the loan term. The following table shows the PIK-related activity for the three months ended June 30, 2013 and 2012, at cost:

	Three months ended June 30,
(in thousands)	2013	2012
Beginning PIK loan balance	$7,973	$16,656
PIK interest earned during the period	1,430	1,535
Payments received from PIK loans	(67)	(7,554)
Realized loss	—	(5,012)
Ending PIK loan balance	$9,336	$5,625
As of June 30, 2013, all of our PIK loans were accruing interest and, as of June 30, 2012, we were not accruing interest on $1.0 million of the PIK loans, at cost, shown in the preceding table. During the three months ended June 30, 2012, we received payments on PIK loans from eight investments, including $2.9 million from Jet Plastica Investors, LLC, $1.8 million from GSDM Holdings Corp. and $1.3 million from Coastal Sunbelt Holding, Inc.
DIVIDEND INCOME
We accrete dividends on equity investments with stated dividend rates as they are earned, to the extent that we believe the dividends will be paid ultimately and the associated portfolio company has sufficient value to support the accretion. We recognize dividends on our other equity investments when we receive the dividend payment. Our dividend income varies from period to period because of changes in the size and composition of our equity investments, the yield from the investments in our equity portfolio and the ability of the portfolio companies to declare and pay dividends. During each of the three months ended June 30, 2013 and 2012, we recognized dividend income of $0.9 million. In addition, during the three months ended June 30, 2013 and 2012, we received payments on accrued dividends of $0.2 million and $4.4 million, respectively. As of June 30, 2013, the balance of accrued dividends was $10.7 million.
ADVISORY FEES AND OTHER INCOME
Advisory fees and other income primarily include fees related to prepayment, advisory and management services, equity structuring, syndication, bank interest and other income. Generally, advisory fees and other income relate to specific transactions or services and, therefore, may vary from period to period depending on the level and types of services provided. During the three months ended June 30, 2013, we earned $0.3 million of advisory fees and other income, which represented a $1.8 million, or 85.1%, decrease from the three months ended June 30, 2012. This decrease resulted from a decrease in prepayment fees related to loan prepayments in the second quarter of 2012.
TOTAL OPERATING EXPENSES
Total operating expenses include interest, employee compensation and general and administrative expenses. The reasons for these variances are discussed in more detail below.
INTEREST EXPENSE
During the three months ended June 30, 2013, we incurred $2.3 million of interest expense, which represented a $2.2 million, or 49.4%, decrease from the same period in 2012. During these respective periods, our average cost to borrow decreased to 4.4% from 5.0%, principally due to a decrease in the amortization of deferred financing costs (to $0.3 million from $2.0 million) offset by the repayment of securitized debt of our 2006-1 Trust (which carries interest rates ranging from L+0.33% to L+2.25%) and additional borrowings under the SBIC debenture program (which carry a weighted average fixed rate of 4.33%).
During the three months ended June 30, 2013, our averaging borrowings declined to approximately $209.6 million from an average of approximately $362.4 million for the same period in 2012, which accounted for a $1.5 million reduction in our interest expense. In addition, interest expense decreased by $1.7 million related to decreased amortization of debt issuance costs and $0.2 million due to a decrease in the average LIBOR rate from 0.47% to 0.28%. These decreases were offset by $1.1 million attributable to the spread to LIBOR increasing from approximately 2.33% to 3.55%.
We recognized $0.3 million in deferred financing costs during the three months ended June 30, 2013, down $1.7 million from the same period in 2012. The decrease is primarily attributable to $0.8 million in accelerated deferred financing fees related to repayment in full of our SunTrust Warehouse financing facility in the second quarter of 2012.
EMPLOYEE COMPENSATION
Employee compensation expense includes base salaries and benefits, variable annual incentive compensation and amortization of employee stock awards. During the three months ended June 30, 2013, our employee compensation expense was $1.9 million, which represented a $1.6 million, or 44.7%, decrease from the same period in June 30, 2012. Our salaries and benefits decreased by $1.2 million, or 44.1%, due to a $0.6 million decrease in incentive compensation and a $0.7 million decrease in salaries and benefits primarily resulting from our operational realignment. As of June 30, 2013, we had 21 employees compared to 27 employees as of June 30, 2012.
GENERAL AND ADMINISTRATIVE
During the three months ended June 30, 2013, general and administrative expense was $1.1 million, which represented a $3.2 million, or 74.6%, decrease compared to the same period in 2012. In the second quarter of 2012, general and administrative expense included $1.8 million in severance costs. In addition, general and administrative expense decreased $0.5 million due to reduced occupancy and other costs for our new corporate office space.

NET INVESTMENT GAIN BEFORE INCOME TAX PROVISION
During the three months ended June 30, 2013, we recorded $1.0 million of net investment gains before income tax provision, compared to $12.3 million of net investment losses during the same period in 2012. These amounts represent the total of net realized gains and losses, net unrealized appreciation (depreciation), and reversals of unrealized (appreciation) depreciation. We reverse unrealized (appreciation) depreciation at the time that we realize the gain or loss. The following table summarizes our realized and unrealized gain and (loss) on investments and changes in our unrealized appreciation and depreciation on investments for the three months ended June 30, 2013:

		Three months ended June 30, 2013
(in thousands)	Industry	Type	Realized Gain/(Loss)	Unrealized (Depreciation)/ Appreciation	Reversal of Unrealized Depreciation/ (Appreciation)	Net (Loss)/ Gain
Portfolio Company
Miles Media Group, LLC	Business Services	Affiliate	$2,877	$—	$(1,170)	$1,707
Other (< $1.0 million net gain (loss))			(109)	(671)	85	(695)
Total			$2,768	$(671)	$(1,085)	$1,012

•
We received $3.0 million for the sale of our equity investment in Miles Media Group, LLC, which resulted in a $2.9 million realized gain and a reversal of previously unrealized appreciation of $1.2 million.

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

•
In July 2012, Broadview agreed with certain of its noteholders and equityholders to solicit consents to file a pre-packaged chapter 11 plan of reorganization. As of June 30, 2012, our fair value estimate of our investment in Broadview reflected this restructuring if consummated on the then contemplated terms.

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

INCOME TAX (BENEFIT) PROVISION
During the three months ended June 30, 2013, we incurred a $6,000 income tax benefit compared to a $0.3 million income tax provision during the three months ended June 30, 2012. The income tax provision for both periods was primarily attributable to flow-through taxable income on certain investments held by our subsidiaries.
COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 2013 AND 2012
The following table summarizes the components of our net income for the six months ended June 30, 2013 and 2012:

	Six months ended June 30,		Variance
(dollars in thousands)	2013	2012	$	Percentage
Revenue
Interest and dividend income
Interest income	$22,306	$29,422	$(7,116)	(24.2)%
Dividend income	1,815	1,974	(159)	(8.1)
Loan fees	1,229	1,722	(493)	(28.6)
Total interest and dividend income	25,350	33,118	(7,768)	(23.5)
Advisory fees and other income	786	2,385	(1,599)	(67.0)
Total revenue	26,136	35,503	(9,367)	(26.4)
Operating expenses
Interest expense	4,687	9,754	(5,067)	(51.9)
Employee compensation
Salaries and benefits	2,966	6,666	(3,700)	(55.5)
Amortization of employee restricted stock	754	1,189	(435)	(36.6)
Total employee compensation	3,720	7,855	(4,135)	(52.6)
General and administrative expense	2,118	8,210	(6,092)	(74.2)
Restructuring expense	12	47	(35)	(74.5)
Total operating expense	10,537	25,866	(15,329)	(59.3)
Net operating income before net investment gain (loss), loss on extinguishment of debt and income tax provision	15,599	9,637	5,962	61.9
Net investment gain (loss) before income tax (benefit) provision	779	(14,832)	15,611	NM
Loss on extinguishment of debt before income tax (benefit) provision	—	(174)	174	(100.0)
Income tax (benefit) provision	52	311	(259)	(83.3)
Net income (loss)	$16,326	$(5,680)	$22,006	NM
NM=Not Meaningful

TOTAL REVENUE
Total revenue includes interest and dividend income, loan fees, advisory fees and other income. The following sections describe the reasons for the variances in each major component of our revenue during the six months ended June 30, 2013 from the six months ended June 30, 2012.
INTEREST INCOME
The level of interest income that we earn depends upon the level of interest-bearing investments outstanding during the period, as well as the weighted-average yield on these investments. During the six months ended June 30, 2013, the total yield on our average debt portfolio at fair value was 12.3% compared to 11.2% during the six months ended June 30, 2012. The weighted-average yield varies each period because of changes in the composition of our portfolio of debt investments, changes in stated interest rates, fee accelerations of unearned fees on paid-off/restructured loans and the balance of loans on non-accrual status for which we are not accruing interest.
The following table shows the various components of the total yield on our average debt portfolio at fair value for the six months ended June 30, 2013 and 2012:

	Six months ended June 30,
	2013	2012
Average 90-day LIBOR	0.3%	0.5%
Spread to average LIBOR on average loan portfolio	11.9	10.7
Impact of fee accelerations of unearned fees on paid/restructured loans	0.1	0.4
Impact of non-accrual loans	—	(0.4)
Total yield on average loan portfolio	12.3%	11.2%
During the six months ended June 30, 2013, interest income was $22.3 million, compared to $29.4 million during the six months ended June 30, 2012, which represented a $7.1 million, or 24.2%, decrease. This decrease reflected a $10.0 million decrease in interest income resulting from a 30.9% decrease in our average loan balance. The decrease in interest income also reflected a decrease of $0.5 million due to interest rate floors, a $0.6 million decrease related to the decrease in LIBOR and a $0.5 million decrease resulting from the net impact of loans that had been on non-accrual status during the six months ended June 30, 2013 that were accruing interest during the six months ended June 30, 2012. These decreases were partially offset by a $4.4 million increase in interest income attributable to a 1.4% increase in our net spread to LIBOR.
PIK Income
The following table shows the PIK-related activity for the six months ended June 30, 2013 and 2012, at cost:

	Six months ended June 30,
(in thousands)	2013	2012
Beginning PIK loan balance	$9,043	$15,653
PIK interest earned during the period	2,676	2,871
Payments received from PIK loans	(2,026)	(7,887)
Realized loss	(357)	(5,012)
Ending PIK loan balance	$9,336	$5,625
During the six months ended June 30, 2013, the payments received from PIK loans included $1.0 million collected in conjunction with the partial repayment of our investment in Education Management, Inc., as well as $0.8 million collected in conjunction with the repayment in full of our investment in NDSSI Holdings, LLC. During the six months ended June 30, 2012, we received payments on PIK loans from eight investments, including $2.9 million from Jet Plastica Investors, LLC, $1.8 million from GSDM Holdings Corp. and $1.3 million from Coastal Sunbelt Holding, Inc.
DIVIDEND INCOME
During the six months ended June 30, 2013 and 2012, we recognized dividend income of $1.8 million and $2.0 million, respectively. In addition, during the six months ended June 30, 2013 and 2012, we received payments on accrued dividends of $0.5 million and $7.8 million, respectively. As of June 30, 2013, the balance of accrued dividends was $10.7 million.
ADVISORY FEES AND OTHER INCOME
During the six months ended June 30, 2013, we earned $0.8 million of advisory fees and other income, which represented a $1.6 million, or 67.0%, decrease from the six months ended June 30, 2012. This decrease resulted from a decrease in prepayment fees related to loan prepayments in the second quarter of 2012.
TOTAL OPERATING EXPENSES
Total operating expenses include interest, employee compensation and general and administrative expenses. The reasons for these variances are discussed in more detail below.
INTEREST EXPENSE
During the six months ended June 30, 2013, we incurred $4.7 million of interest expense, which represented a $5.1 million, or 51.9%, decrease from the same period in 2012. During these respective periods, our average cost to borrow decreased to 4.2% from 5.0%, principally due to a decrease in the amortization of deferred financing costs (to $0.6 million from $4.5 million), offset by the repayment of securitized debt of our 2006-1 Trust (which carries interest rates ranging from L+0.33% to L+2.25%) and additional borrowings under the SBIC debenture program (which carry a weighted average fixed rate of 4.33%).
During the six months ended June 30, 2013, our averaging borrowings declined to approximately $222.5 million from an average of approximately $391.0 million for the same period in 2012, which accounted for a $3.1 million reduction in our interest expense. In addition, interest expense decreased by $3.9 million related to decreased amortization of debt issuance costs and $0.4 million due to a decrease in the average LIBOR rate from 0.49% to 0.28%. These decreases were offset by $2.3 million attributable to the spread to LIBOR increasing from approximately 2.19% to 3.35%.
We recognized $0.6 million in deferred financing costs during the six months ended June 30, 2013, down $4.5 million from the same period in 2012. The decrease is primarily attributable to $2.3 million in accelerated deferred financing fees related to the termination of our SunTrust Warehouse financing facility in 2012.
EMPLOYEE COMPENSATION
Employee compensation expense includes base salaries and benefits, variable annual incentive compensation and amortization of employee stock awards. During the six months ended June 30, 2013, our employee compensation expense was $3.7 million, which represented a $4.1 million, or 52.6%, decrease from the same period in June 30, 2012. Our salaries and benefits decreased by $3.7 million, or 55.5%, due to a $2.2 million decrease in incentive compensation and a $1.4 million decrease in salaries and benefits primarily resulting from our operational realignment. As of June 30, 2013, we had 21 employees compared to 27 employees as of June 30, 2012.
GENERAL AND ADMINISTRATIVE
During the six months ended June 30, 2013, general and administrative expense was $2.1 million, which represented a $6.1 million, or 74.2%, decrease compared to the same period in 2012. In the six months ended June 30, 2012, general and administrative expense included $2.9 million in severance costs. In addition, general and administrative expense decreased $1.3 million due to reduced occupancy and other costs for our new corporate office space.

NET INVESTMENT GAIN BEFORE INCOME TAX PROVISION
During the six months ended June 30, 2013, we recorded $0.8 million of net investment gains before income tax provision, compared to $14.8 million of net investment losses during the same period in 2012. These amounts represent the total of net realized gains and losses, net unrealized appreciation (depreciation), and reversals of unrealized (appreciation) depreciation. We reverse unrealized (appreciation) depreciation at the time that we realize the gain or loss. The following table summarizes our realized and unrealized gain and (loss) on investments and changes in our unrealized appreciation and depreciation on investments for the six months ended June 30, 2013:

		Six months ended June 30, 2013
(in thousands)	Industry	Type	Realized Gain/(Loss)	Unrealized (Depreciation)/ Appreciation	Reversal of Unrealized Depreciation/ (Appreciation)	Net (Loss)/ Gain
Portfolio Company
Virtual Radiologic Corporation	Healthcare	Non-Affiliate	$—	$(3,091)	$—	$(3,091)
RadioPharmacy Investors, LLC	Healthcare	Control	—	(1,031)	—	(1,031)
Miles Media Group, LLC	Business Services	Affiliate	2,877	1,192	(1,170)	2,899
Education Management, Inc.	Education	Non-Affiliate	—	1,199	—	1,199
Advanced Sleep Concepts, Inc.	Home Furnishings	Non-Affiliate	(3,424)	(157)	3,249	(332)
Other (< $1 million net gain (loss))			(716)	1,233	618	1,135
Total			$(1,263)	$(655)	$2,697	$779

•	We recorded $3.1 million of unrealized depreciation on our investment in Virtual Radiologic Corporation to reflect a decrease in the indicated market price for that security.

•
We recorded $1.0 million of unrealized depreciation on our investment in RadioPharmacy Investors, LLC due to increased cost basis related to preferred dividends partially offset by improvement in that company's performance.

•
We received $3.0 million for the sale of our equity investment in Miles Media Group, LLC, which resulted in a $2.9 million realized gain and a reversal of previously unrealized appreciation of $1.2 million.

•	We also recorded $1.2 million of unrealized appreciation on our investment in Education Management, Inc. to reflect an improvement in that portfolio company's operating performance.

•
In addition, during 2013, we wrote off our preferred and common equity investments in Advanced Sleep Concepts, Inc. resulting in a realized loss of $3.4 million and a reversal of previously recorded unrealized depreciation of $3.2 million.

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

•
In July 2012, Broadview agreed with certain of its noteholders and equityholders to solicit consents to file a pre-packaged chapter 11 plan of reorganization. As of June 30, 2012, our fair value estimate of our investment in Broadview reflects this restructuring if consummated on the then contemplated terms.

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

INCOME TAX PROVISION
During the six months ended June 30, 2013, we incurred a $52,000 income tax provision compared to an $311,000 income tax provision during the six months ended June 30, 2012. The income tax provision for both periods was primarily attributable to flow-through taxable income on certain investments held by our subsidiaries.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
Our financial liquidity principally comes from our cash on hand and the spread we earn on our investments (principally loans, over our cost to borrow) and gains and losses on our investments. We may also use our available liquidity to pay dividends to our stockholders and to repurchase our common stock in the open market under our stock repurchase program. For the six months ended June 30, 2013, we declared 25 cents per share in dividends and paid $17.8 million in total dividends. We also repurchased 504,639 shares of our common stock for $2.3 million at a weighted average price of $4.50 per share.
For the six months ended June 30, 2013, we earned 12.3% on our average loan portfolio at fair value of $387.2 million and our weighted average cost to borrow was 4.2% on average borrowings of $222.5 million. Including dividend income and fee income, we earned $21.4 million of financial income, or total revenue less interest expense, $15.6 million of net operating income and $16.3 million of net income.
At June 30, 2013, we had $91.3 million in cash and cash equivalents available for general corporate purposes, $5.3 million of cash in restricted accounts related to our SBIC that we may use to fund new investments in the SBIC and $2.7 million of restricted cash held in escrow. In addition, we had $16.7 million in securitization accounts that may only be used to make interest and principal payments on our securitized borrowings or distributions to MCG in accordance with the indenture agreement for the 2006-1 Trust. We also have access to the full principal amount under our $20 million unsecured revolving credit facility that we may use for general corporate purposes.
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
CASH AND CASH EQUIVALENTS, CASH, SECURITIZATION ACCOUNTS AND CASH, RESTRICTED
Our Consolidated Balance Sheets and our Consolidated Statements of Cash Flows reflect three categories of cash: cash and cash equivalents; cash, securitization accounts; and cash, restricted. Each of these categories is described more fully below:

•
Cash and cash equivalents represent unrestricted cash, including checking accounts, interest bearing deposits collateralized by marketable debt securities and highly liquid investments with original maturities of 90 days or less. As of June 30, 2013 and December 31, 2012, we had $91.3 million and $73.6 million, respectively, in cash and cash equivalents. As of June 30, 2013, our cash and cash equivalents included $62.5 million held in interest-bearing accounts.

•
Cash, securitization accounts include principal and interest payments received on securitized loans, which, are held in designated bank accounts until monthly or quarterly disbursements are made from the securitization trusts. We are generally required to use a portion of these amounts to pay interest expense, reduce borrowings or pay other amounts in accordance with the related securitization agreements. Cash in securitization accounts has a negative impact on our earnings since the interest we pay on borrowings typically exceeds the rate of return that we are able to earn on temporary cash investments. Our objective is to maintain sufficient cash-on-hand and availability under our debt facilities to cover current funding requirements. As of June 30, 2013 and December 31, 2012, we had $16.7 million and $17.0 million, respectively, in cash, securitization accounts.

•
Cash, restricted includes cash held for regulatory purposes and cash held in escrow. The largest component of restricted cash was represented by cash held by Solutions Capital I, L.P., or Solutions Capital, a wholly owned subsidiary licensed as an SBIC under the Small Business Investment Act of 1958, as amended, or SBIC Act, which generally is restricted to the origination of new loans by Solutions Capital. As of June 30, 2013 and December 31, 2012, we had $8.1 million and $54.8 million respectively, of restricted cash.

During the six months ended June 30, 2013, our operating activities provided $40.5 million of cash and cash equivalents, and our financing activities used $22.9 million of cash and cash equivalents.
LIQUIDITY AND CAPITAL RESOURCES—BORROWINGS
As of June 30, 2013, we reported $204.9 million of borrowings on our Consolidated Balance Sheets at cost. The following table summarizes our borrowing facilities, the facility amounts and the amounts outstanding.

		June 30, 2013		December 31, 2012
(dollars in thousands)	Maturity Date	Total Facility/ Program	Amount Outstanding	Total Facility/ Program	Amount Outstanding
SBIC
2008-10B	September 2018	$2,600	$2,600	$2,600	$2,600
2009-10A	March 2019	12,000	12,000	12,000	12,000
2009-10B	September 2019	13,000	13,000	13,000	13,000
2010-10B	September 2020	27,500	27,500	27,500	27,500
2011-10A	March 2021	53,500	53,500	53,500	53,500
2012-10A	March 2022	41,400	41,400	41,400	41,400
MCG Commercial Loan Trust 2006-1
Series 2006-1 Class B Notes(a)	April 2018(b)	—	—	37,151	37,151
Series 2006-1 Class C Notes(c)	April 2018(b)	36,597	26,025	45,000	32,000
Series 2006-1 Class D Notes(d)	April 2018(b)	45,945	28,902	45,945	28,902
Bank of America Unsecured Revolver
Unsecured Revolving Note	November 2014	20,000	—	20,000	—
Total borrowings		$252,542	$204,927	$298,096	$248,053
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

As of June 30, 2013, our asset coverage ratio was 768%. This ratio does not include our SBIC debt which the SEC has permitted us to exclude from the asset coverage ratio requirements pursuant to an exemptive order.
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

In March 2011, we formed another wholly owned subsidiary, Solutions Capital II, L. P. in order to apply for a second SBIC license. In September 2012, we submitted documentation to the SBA in support of a potential SBIC license for Solutions Capital II, L.P.  In February 2013, we received a letter from the SBA inviting us to file a formal license application, which we submitted to the SBA in March 2013 and was accepted by the SBA in May 2013. Neither receipt of such an invitation nor acceptance of the application from the SBA assures an applicant that the SBA will grant the additional license in any specified time period or at all. Currently, a second SBIC license would grant us the ability to borrow up to an additional $75 million from the SBA, or two times the amount of statutory equity capital we invest in Solutions Capital II, L.P.  If approved and depending on available capital, we intend to fund the entire $37.5 million using unrestricted cash. In the second quarter of 2013, we invested $10.0 million of unrestricted cash in Solutions Capital II, L.P. and funded a small business loan to Dorsey School of Business Holdings, Inc, or Dorsey.  We also received pre-licensing investment approval from the SBA for the Dorsey investment which, if closed in accordance with our pre-investment documentation, will count toward the required statutory capital of $37.5 million in our second SBIC.
To realize the full $150.0 million borrowing for which we have received approval under the SBIC program, we have funded a total of $75.0 million to Solutions Capital. As of each of June 30, 2013 and December 31, 2012, Solutions Capital had borrowed $150.0 million. We are permitted to use these funds to provide debt and equity capital to qualifying small businesses. However, we may not use these borrowings to provide additional financing to certain companies that are currently in our portfolio without SBA approval. In addition, we may not use these funds for MCG’s, the parent company’s, working capital.
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
The following table sets forth the maturity of Solutions Capital debentures, as well as the maturity of the investments and the current balance of restricted cash in Solutions Capital as of June 30, 2013.

	Maturities
(in thousands)	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Borrowings	$150,000	$—	$—	$—	$150,000
Collateral
Fair value of debt investments	232,460	2,749	20,797	174,742	34,172
Fair value of equity investments(a)	5,343	—	—	—	5,343
Cash, restricted account	5,482	5,482	—	—	—
Total collateral	$243,285	$8,231	$20,797	$174,742	$39,515
____________
(a)    Equity investments do not have a stated maturity date.
MCG COMMERCIAL LOAN TRUST 2006-1
As of June 30, 2013, we had $54.9 million of securitized debt outstanding under the 2006-1 Trust, which matures in April 2018. We retain all of the equity in the securitization. The pool of commercial loans in the trust must meet certain requirements, such as asset mix and concentration, collateral coverage, term, agency rating, minimum coupon, minimum spread and sector diversity requirements. The securitization included a five-year reinvestment period, during which the trust was permitted to use principal collections received on the underlying collateral to purchase new collateral from us.

The following table sets forth the maturity of this facility, as well as the maturity of the securitized assets and the current balance of securitized cash in this borrowing facility.

	Maturities
(in thousands)	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Borrowings(a)	$54,927	$25,754	$—	$29,173	$—
Collateral
Fair value of debt investments	118,675	11,612	38,819	68,244	—
Fair value of equity investments(b)	579	—	—	—	579
Cash, securitization account	16,748	16,748	—	—	—
Total collateral	$136,002	$28,360	$38,819	$68,244	$579
_____________

(a)
Borrowings under the MCG Commercial Loan Trust 2006-1 facility are listed based on the contractual maturity date.  The reinvestment period for this facility ended on July 20, 2011 and all future principal collections from collateral in the facility have been and will be used to repay the securitized debt.

(b)	Equity investments do not have a stated maturity date.
We were able to use the cash in the securitized account, as well as proceeds from principal collections of securitized investments, to originate new loans until July 20, 2011. The reinvestment period ended on July 20, 2011 and all subsequent principal collections or monetization proceeds that we receive from collateral used to securitize this 2006-1 Trust must be applied to the outstanding balance of that facility. Upon maturity of this facility, any remaining balance must be repaid, otherwise all or part of the associated collateral may be forfeited. As shown in the above table, repayments of principal of the collateral held by this facility are expected to complete the repayment of 2006-1 Trust prior to its April 2018 maturity.
BANK OF AMERICA UNSECURED REVOLVER
In November 2012, we obtained an unsecured revolving credit facility with Bank of America, N.A. in the principal amount of $20.0 million, or Bank of America Unsecured Revolver. Advances under the Bank of America Unsecured Revolver will bear interest at LIBOR plus 3.5% per annum and will expire in November 2014. As of June 30, 2013, there were no borrowings outstanding on the Bank of America Unsecured Revolver.
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
WEIGHTED-AVERAGE BORROWINGS AND COST OF FUNDS
The following table shows our weighted-average borrowings, the weighted-average interest rate on all of our borrowings, including amortization of deferred debt issuance costs and commitment fees, the average LIBOR, and the average spread to LIBOR for 2013 and 2012:

	For the six months ended
(dollars in thousands)	June 30, 2013	June 30, 2012
Weighted-average borrowings	$222,509	$390,978
Average LIBOR	0.28%	0.49%
Average spread to LIBOR, excluding amortization of deferred debt issuance costs	3.35	2.19
Impact of amortization of deferred debt issuance costs	0.56	2.28
Total cost of funds	4.19%	4.96%

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
On January 17, 2012, our board of directors authorized a stock repurchase program of up to $35.0 million and we have provided our stockholders with notice of our intention to repurchase shares of our common stock in accordance with 1940 Act requirements. Under the program, we are authorized to repurchase shares of our common stock in open market transactions, including through block purchases, depending on prevailing market conditions and other factors. The repurchase program may be extended, modified or discontinued at any time for any reason. The program does not obligate us to acquire any specific number of shares, and all repurchases will be made in accordance with SEC Rule 10b-18, which sets certain restrictions on the method, timing, price and volume of stock repurchases. During the six months ended June 30, 2013, we repurchased 504,639 shares of our common stock at a weighted average purchase price of $4.50 per share, which was a 13.1% discount from our quarterly net asset value per share.
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
We do not report the unused portions of these commitments on our Consolidated Balance Sheets. As of June 30, 2013, we had $19.2 million of outstanding unused loan commitments. We believe that our operations, monetizations, revolving credit facility and unrestricted cash will provide sufficient liquidity to fund, as necessary, requests to draw on these unfunded commitments. We estimate that the fair value of these commitments was $0.1 million based on the fees that we currently charge to enter into similar arrangements, taking into account the creditworthiness of the counterparties. From time to time, we provide guarantees or standby letters of credit on behalf of our portfolio companies. As of June 30, 2013, we had no outstanding guarantees or standby letters of credit.

CONTRACTUAL OBLIGATIONS
The following table shows our contractual obligations as of June 30, 2013:

(in thousands)	Payments Due by Period
Contractual Obligations(a)	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Borrowings
Term securitizations(b)	$54,927	$25,754	$—	$29,173	$—
SBIC	150,000	—	—	—	150,000
Total borrowings	204,927	25,754	—	29,173	150,000
Interest payments on borrowings(c)	53,976	7,325	14,473	14,473	17,705
Operating leases	565	400	165	—	—
Severance obligations(d)	1,435	1,428	7	—	—
Total contractual obligations	$260,903	$34,907	$14,645	$43,646	$167,705
_______________

(a)	Excludes the unused commitments to extend credit to our customers of $19.2 million as discussed above.

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
We may not be able to achieve operating results that will allow us to make distributions at a specific level or to increase the amount of these distributions. In addition, we may be limited in our ability to make distributions due to the BDC asset coverage test for borrowings applicable to us as a BDC under the 1940 Act and due to provisions in our credit facilities and SBA regulations. If we do not distribute a certain percentage of our income annually, we will suffer adverse tax consequences, including possible loss of favorable RIC tax treatment. We cannot assure stockholders that they will receive any distributions, or distributions at a particular level. We may make distributions to our stockholders of certain net capital gains. Since December 2001, we have declared aggregate per share distributions of $13.64.

The following table summarizes the distributions that we declared since January 1, 2011:

Date Declared	Record Date	Payable Date	Dividends per Share
July 26, 2013	August 9, 2013	August 30, 2013	$0.125
April 26, 2013	May 10, 2013	May 31, 2013	$0.125
March 1, 2013	March 15, 2013	March 29, 2013	$0.125
October 26, 2012	November 16, 2012	November 30, 2012	$0.125
July 27, 2012	August 17, 2012	August 31, 2012	$0.140
April 27, 2012	June 13, 2012	July 13, 2012	$0.140
February 24, 2012	April 13, 2012	May 15, 2012	$0.170
October 31, 2011	December 15, 2011	January 13, 2012	$0.170
August 1, 2011	September 14, 2011	October 14, 2011	$0.170
May 5, 2011	June 15, 2011	July 15, 2011	$0.170
March 1, 2011	March 15, 2011	April 15, 2011	$0.150
If we determined the tax attributes of our distributions as of June 30, 2013, 74% would be from ordinary income and 26% would be a return of capital. A return of capital is a return of stockholder investment, rather than a return of earnings or gains derived from our investment activities. While not immediately taxable to the extent of a stockholder's basis in its shares, a stockholder's basis in the investment will be reduced by the nontaxable amount, which will result in additional gain or a lower loss when the shares are sold. However, actual determinations of the tax attributes of our distributions, including determinations of return of capital, are made annually as of the end of our fiscal year based upon our taxable income and distributions paid for the full year. Therefore, a determination as to the tax attributes of the distributions made on a quarterly basis may not be representative of the actual tax attributes for a full year.  We intend to update stockholders quarterly with an estimated percentage of our distributions that resulted from taxable ordinary income.  The actual tax characteristics of distributions to stockholders will be reported to stockholders annually on a Form 1099-DIV. Future distributions will take into account the requirements for us to distribute the majority of our taxable income to fulfill our distribution requirements as a RIC, together with an assessment of our current and forecasted gains and losses recognized or to be recognized for tax purposes, portfolio transactional events, liquidity, cash earnings and our asset coverage ratio at the time of such decision.
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
Generally, we value securities that are traded in the over-the-counter market or on a stock exchange at the average of the prevailing bid and ask prices on the date of the relevant period end. When such market prices are not available, we use several valuation methodologies to estimate the fair value of our investment portfolio, which generally results in a range of fair values from which we derive a single estimate of fair value. To determine a portfolio company’s fair value, we analyze its historical and projected financial results, as well as key market value factors. In determining a security's fair value, we assume we would exchange it in an orderly transaction at the measurement date. We use the following methods to determine the fair value of investments in our portfolio that are not traded actively:

•
Majority-Owned Control Investments—Majority-owned control investments comprised 10.1% of our investment portfolio at fair value. Market quotations are not readily available for these investments; therefore, we use a combination of market and income approaches to determine their fair value. Typically, private companies are bought and sold based on multiples of earnings before interest, taxes, depreciation and amortization, or EBITDA, cash flows, net income, revenues or, in limited cases, book value. Generally, we apply multiples that we observe for other comparable companies to relevant financial data for the portfolio company in question. Also, in a limited number of cases, we use income approaches to determine the fair value of these securities, based on our projections of the discounted future free cash flows that the portfolio company will likely generate, as well as industry derived capital costs. Our valuation approaches for majority-owned investments estimate the value upon a hypothetical sale or exit and then allocates such value to the investment's securities in order of their relative liquidation preference. In addition, we assume that any outstanding debt or other securities that are senior to our securities are required to be repaid at par. These valuation approaches also consider the value of our ability to control the portfolio company’s capital structure and the timing of a potential exit.

•
Non-Control Investments—Non-control investments comprised 89.9% of our investment portfolio at fair value. Quoted prices were not available for 88.3% of our non-control investments at fair value. For our non-control equity investments, we use the same market and income approaches used to value our control investments. For non-control debt investments for which no quoted prices are available, we estimate fair value using a market-yield approach based on the expected future cash flows discounted at the loans’ effective interest rates, based on our estimate of current market rates. We may adjust discounted cash flow calculations to reflect other market conditions or the perceived credit risk of the borrower. In the event the fair value of a non-control debt investment, as determined by the same market or income approach used to value our control investments, is below our cost, we estimate the fair value using the market or income approach.

•
Thinly-Traded and Over-the-Counter Securities—Generally, we value securities that are traded in the over-the-counter market or on a stock exchange at the average of the prevailing bid and ask prices on the date of the relevant period end. However, we may apply a discount to the market value of restricted or thinly-traded public securities to reflect the impact that these restrictions have on the value of these securities. We review factors, including the trading volume, total securities outstanding and our percentage ownership of securities to determine whether the trading levels are active (Level 1) or inactive (Level 2). As of June 30, 2013, these securities represented 10.5% of our investment portfolio at fair value. We utilize independent pricing services to arrive at certain of our fair value estimates. The majority of our level 2 investments are senior debt investments that are secured and collateralized. To corroborate “bid/ask” quotes from independent pricing services we perform a market-yield approach to validate prices obtained or obtain other evidence.

Our valuation analyses incorporate the impact that key events could have on the securities’ values, including public and private mergers and acquisitions, purchase transactions, public offerings, letters of intent and subsequent debt or equity sales. Our valuation analyses also include key external data, such as market changes and industry valuation benchmarks. We also engage independent valuation firms to provide additional data points for our quarterly valuation analyses. Our general practice is to obtain an independent valuation or review of valuation at least once per year for each portfolio investment that had a fair value in excess of $5.0 million, unless the fair value has otherwise been derived through a sale of some or all of our investment in the portfolio company or is a new investment made within the last twelve months. In total, as of June 30, 2013, we either obtained a valuation or review from an independent firm, considered new investments made or used market quotes in the preceding twelve month period to calculate 98.9% of the fair value of our investment portfolio.
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
The following table summarizes the significant unobservable inputs in the fair value measurements of our level 3 investments by category of investment and valuation technique as of June 30, 2013.

($ in thousands)	Fair Value	Valuation Techniques	Unobservable Inputs	Range		Weighted Average
				Minimum	Maximum
Senior debt	$217,035	Discounted cash flow	Market interest rate	5.8%	12.8%	8.5%
		Discounted cash flow	Discount rate	4.0%	4.0%	4.0%
		Market comparable companies	Revenue Multiple	0.2x	0.2x	0.2x
		Market comparable companies	EBITDA multiple(a)	7.5x	7.5x	7.5x
Subordinated debt	152,264	Discounted cash flow	Market interest rate	11.5%	15.0%	13.3%
		Market comparable companies	EBITDA multiple(a)	7.5x	7.5x	7.5x
Preferred and common equity	38,662	Market comparable companies	EBITDA multiple(a)	4.4x	10.0x	7.3x
			Discount for minority interest	—%	25.0%	2.3%
		Residual assets	Discount	25.0%	25.0%	25.0%
	$407,961
______________

(a)	EBITDA may include proforma adjustments and/or other addbacks based on specific circumstances related to each investment.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There were a number of indicators of modest growth in the United States' economy during the second quarter of 2013. However, certain leading and lagging indicators suggest continuing risk. In the event of renewed financial turmoil affecting the banking system and financial markets, the financial position and results of operations of certain of the middle-market companies in our portfolio could be affected adversely, which ultimately could lead to difficulty in their meeting debt service requirements and an increase in defaults.
Interest rate sensitivity refers to the change in earnings that may result from changes in the level of interest rates. Our net interest income is affected by changes in various interest rates, including LIBOR, prime rates and commercial paper rates. As of June 30, 2013, approximately 72.8% of our loan portfolio, at fair value, bore interest at a spread to either the LIBOR or the prime rate, and 27.2% at a fixed interest rate. As of June 30, 2013, approximately 61.6% of our loan portfolio, at fair value, had LIBOR floors between 1.0% and 3.0% on a LIBOR base index and prime floors between 2.5% and 6.0%. The three-month weighted-average LIBOR interest rate was 0.28% as of June 30, 2013. Thus, the LIBOR floors in these loan investments lessen the impact of such historically low LIBOR rates.
We regularly measure exposure to interest rate risk. We assess interest rate risk and we manage our interest rate exposure on an ongoing basis by comparing our interest rate sensitive assets to our interest rate sensitive liabilities. Based on this review, we determine whether or not any hedging transactions are necessary to mitigate exposure to changes in interest rates.

The following table shows a comparison of the interest rate base for our interest-bearing cash, outstanding commercial loans, at cost, and our outstanding borrowings as of June 30, 2013 and December 31, 2012:

	June 30, 2013		December 31, 2012
(in thousands)	Interest Bearing Cash and Commercial Loans	Borrowings	Interest Bearing Cash and Commercial Loans	Borrowings
Money market rate	$62,495	$—	$43,291	$—
Prime rate	34,876	—	13,603	—
LIBOR
30-day	26,455	—	18,635	—
60-day	—	—	—	—
90-day	248,224	54,927	294,774	98,053
180-day	—	—	9,301	—
Fixed rate	122,815	150,000	115,091	150,000
Total	$494,865	$204,927	$494,695	$248,053
Based on our June 30, 2013 balance sheet, the following table shows the impact to net income of hypothetical base rate increases in interest rates, assuming no changes in our investment and borrowing structure. The impact to net income of hypothetical base rate decreases in interest rates is not shown in the following table because as of June 30, 2013, the quarterly average LIBOR was 0.28% and a 100-basis point decrease could not occur:

(dollars in thousands) Basis Point Change	Interest Income	Interest Expense	Net Income
100	$1,366	$549	$817
200	3,962	1,099	2,863
300	7,450	1,648	5,802
ITEM 4. CONTROLS AND PROCEDURES
DISCLOSURE CONTROLS AND PROCEDURES
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2013. The term “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.
Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the foregoing evaluation of our disclosure controls and procedures as of June 30, 2013, our Chief Executive Officer and our Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

INTERNAL CONTROL OVER FINANCIAL REPORTING
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act), occurred during the fiscal quarter ended June 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.
From time to time, we are a party to certain legal proceedings incidental to the normal course of our business, including the enforcement of our rights under contracts with our portfolio companies. While we cannot predict the outcome of these legal proceedings with certainty, we do not expect that these proceedings will have a material effect on our financial condition or results of operations. During the quarter ended June 30, 2013, there were no new or material developments in legal proceedings.
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
The following disclosure replaces and supplements the risk factors titled "Our portfolio is concentrated in certain industries, which increases our risk of significant loss if any one of these companies fails to service our debt because of industry downturns", "You may not receive future distributions" and "Our wholly owned subsidiary is licensed by the SBA and is subject to SBA regulations. If our SBIC subsidiary fails to comply with applicable SBA regulations, the SBA could, limit or prohibit its use of debentures, declare outstanding debentures immediately due and payable, and/or revoke or suspend our license" included in our Annual Report on Form 10-K for the year ended December 31, 2012:
Our portfolio is concentrated in certain industries, which increases our risk of significant loss if any one of these companies fails to service our debt because of industry downturns.
From time to time, we target specific industries in which to invest on a recurring basis, which may result in significant concentrations in our portfolio. As a consequence, the aggregate returns we realize may be substantially adversely affected by the unfavorable performance of a small number of such investments or a substantial write-down of any one investment. Beyond regulatory and income tax diversification requirements, we do not have fixed guidelines for industry concentration. In addition, while we generally decline to make investments in a particular industry or group of industries that would exceed 15.0% of our total assets at the time of closing, it is possible that as the values of our portfolio companies change, one industry or a group of industries may come to exceed such level. As a result, a downturn in an industry in which we have invested a significant portion of our total investments could have a materially adverse effect on us. As of June 30, 2013, 25.7%, 19.4% and 13.3% of our total investments at fair value were invested in healthcare, business services and education companies, respectively. Therefore, we are susceptible to the economic circumstances in these industries, and a downturn in any one of these industries could have a material adverse effect on our results of operations and financial condition.
You may not receive future distributions.
In the event that the asset coverage ratio applicable to us as a BDC falls below 200%, we will be unable to make distributions until the ratio again meets or exceeds the threshold. If we do not distribute at least 90% of our investment company taxable income annually, we will suffer adverse tax consequences, including the possible loss of our status as a RIC for the applicable period. From December 2001 through June 30, 2013, we declared distributions totaling $13.64 per common share. Due to the market dislocation, we suspended our distributions from the third quarter of 2008 through the first quarter of 2010. We reinstated our distribution on April 29, 2010, and have continued to declare a quarterly dividend since that time; however, there can be no assurance that distributions will continue in the future.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
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
The following table summarizes the shares of common stock that we have purchased during the three months ended June 30, 2013:

Period/Purpose	Total number of shares	Average Price Paid per Share		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
May 1 – 31, 2013
Dividend reinvestment requirements(a)	1,173	$5.10	(b)	n/a	n/a
June 1 – 30, 2013
Restricted stock vesting(c)	4,803	$5.21	(d)	n/a	n/a
Total	5,976	$5.19		n/a	n/a
____________________

(a)	Represents stock purchased on the open market to satisfy dividend reinvestment requests.

(b)	Represents the weighted-average purchase price per share, including commissions, for shares purchased pursuant to the terms of our dividend reinvestment plan.

(c)	Represents shares repurchased from our employees in connection with the net issuance of shares to satisfy employee tax withholding obligations in connection with the vesting of restricted stock.

(d)	Based on the weighted-average closing share prices of our common stock on the dates that the forfeiture restrictions lapsed.

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

MCG Capital Corporation

Date:	July 30, 2013	By:	/s/ B. HAGEN SAVILLE
B. Hagen Saville
Chief Executive Officer (Principal Executive Officer)

Date:	July 30, 2013	By:	/s/ KEITH KENNEDY
Keith Kennedy
Chief Financial Officer (Principal Financial and Accounting Officer)