Form 10-K
period 2013-12-31
MCG CAPITAL CORP
filed 2014-03-05
CIK 1141299

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
FORM 10-K
(Mark One)
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of the Registrant’s voting shares of common stock held by non-affiliates of the Registrant on June 30, 2013, was $356,905,163, based on $5.21 per share, the last reported sale price of the shares of common stock on the NASDAQ Global Select Market. For purposes of this computation, shares held by certain stockholders and by directors and executive officers of the Registrant have been excluded. Such exclusion of shares held by such persons is not intended, nor shall it be deemed, to be an admission that such persons are affiliates of the Registrant. There were 70,510,441 shares of the Registrant’s common stock outstanding as of February 21, 2014.
Documents Incorporated by Reference
Portions of the Registrant’s definitive Proxy Statement relating to its 2014 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A with the Securities and Exchange Commission, are incorporated by reference into Part III of this Annual Report on Form 10-K as indicated herein.

PART I

ITEM 1.	BUSINESS
General
We are a solutions-focused commercial finance company that provides capital and advisory services to lower middle-market companies throughout the United States. Generally, our portfolio companies use our capital investment to finance acquisitions, recapitalizations, buyouts, organic growth, working capital and other general corporate purposes.
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
Corporate Structure
We make a portion of our investments in qualifying small businesses through Solutions Capital I, L.P., or Solutions Capital, our wholly owned subsidiary licensed by the United States Small Business Administration, or the SBA, to operate as a Small Business Investment Company, or SBIC, under the Small Business Investment Act of 1958, as amended, or the SBIC Act. As an SBIC, Solutions Capital is subject to a variety of regulations concerning, among other things, the size and nature of the companies in which it may invest and the structure of those investments.
We also make investments through other wholly owned subsidiaries, all of which are structured as Delaware corporations and limited liability companies, to hold the assets of one or more of our portfolio companies. Some of these subsidiaries in turn have wholly owned subsidiaries, all of which are Delaware corporations that hold the assets of certain of our portfolio companies.
Company Background
We were incorporated in Delaware in 1998. On March 18, 1998, we changed our name from MCG, Inc. to MCG Credit Corporation and, on June 14, 2001, to MCG Capital Corporation. Our principal executive offices are located at 1001 19th Street North, 10th Floor, Arlington, VA 22209 and our telephone number is (703) 247-7500.
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
Significant Developments in 2013

•
Originations and Advances — For the three and twelve month periods ended December 31, 2013, we made $37.1 million and $128.1 million, respectively, in originations and advances to new and existing portfolio companies.

•	Loan Monetizations — For the three and twelve month periods ended December 31, 2013, we received $37.0 million and $199.4 million, respectively, in loan payoffs and amortization payments.

•
Equity Monetizations and Realizations — For the three and twelve month periods ended December 31, 2013, we received $2.6 million and $10.7 million, respectively, in proceeds from the sale of equity investments, principally the sale of securities in each of Miles Media Group, LLC, NDSSI Holdings, LLC and Jenzabar, Inc.

•
Loans on Non-Accrual — As of December 31, 2013, loans on non-accrual were $21.4 million at cost (6.1% of the total loan portfolio), and $4.5 million at fair value (1.3% of the total loan portfolio). On December 15, 2013, Color Star Growers of Colorado, Inc., or Color Star, filed for voluntary relief under Chapter 11 of Title 11 of the United States Code. In the quarter ended December 31, 2013, we realized a $13.5 million loss on our subordinated loan to Color Star.

•
Operating Costs — For the twelve month period ended December 31, 2013, our total operating costs, excluding interest expense, were $11.5 million, or 2.2% of total assets of $514.0 million. During this same period, we incurred severance costs of $0.8 million, offset by the reversal of $0.3 million of amortization expense associated with the forfeiture of restricted stock that we included in total operating costs.

•
Reduced Leverage — For the twelve month period ended December 31, 2013, we reduced our outstanding borrowings under our MCG Commercial Loan Trust 2006-1, or 2006-1 Trust, by $72.9 million, reducing our borrowings under our 2006-1 Trust from $98.1 million to $25.2 million as of December 31, 2013. On January 21, 2014, we repaid and terminated our 2006-1 Trust.

•
Open-Market Purchases of Our Stock — For the three and twelve month periods ended December 31, 2013, we repurchased 512,100 and 1,016,739 shares of our common stock at weighted average purchase prices of $4.73 and $4.62, respectively. We acquired these shares from sellers in open market transactions. We retire these shares upon settlement, thereby reducing the number of shares issued and outstanding.

•
Second SBIC License — On November 8, 2013, we withdrew our application for a second license from the SBA to operate an additional subsidiary as an SBIC. We elected to withdraw our application for a second license until such time as the SBA has an opportunity to further evaluate organizational results in connection with our restructuring efforts and our position in relation to other specialty finance companies. The SBA indicated that we may petition the SBA for permission to re-file our application at a future date. The withdrawal of the license application for the second SBIC license does not impact Solutions Capital, its existing license or operations.

Outlook
In 2013, we successfully improved our operating efficiency by reducing operating costs, excluding interest expense, as a percentage of total assets from 3.6% in 2011 to 2.2%, which we believe places us in the top quartile of all BDCs. In 2014, we anticipate that our fixed-cost cash operating expenses, excluding interest and variable incentive compensation, to be approximately $10 million.  In addition, we anticipate incurring non-recurring general and administrative expenses of $1.0-2.0 million primarily related to Color Star litigation and recruitment expenses.
During 2014, we plan to reorganize our Asset Management department to more effectively address the markets we serve and to better leverage the vertical market industry expertise we possess in healthcare, software, information services, for-profit education and consumer products, among others. We expect that the majority of our new business will continue to come from private equity sponsors operating in the lower middle-market with loan proceeds used in connection with M&A, business expansion and recapitalization transactions. We will also continue to provide unitranche, second lien and subordinated debt solutions and, to a small degree, equity co-investment.
We believe that current market conditions in our primary lending markets are consistent with the peak of a credit cycle. The current supply of debt capital exceeds the demand by issuers in our markets, resulting in lower pricing and weaker contractual protections. A noteworthy development is that, in our view, many issuers in the lower middle-market can currently obtain financing on pricing and terms comparable to larger companies. As a result of these market conditions, we intend to redeploy our excess liquidity in a cautious and deliberate manner and we expect to generate, net operating income, or NOI of 25-30 cents per share for 2014. Based on our assumptions of normalized expenses and 100 basis points of yield compression, fully-deployed we expect to generate 11% yield on $470 million of total investments and to generate annual NOI of approximately 40-45 cents per share before leverage, or approximately 10-12 cents per share on a quarterly basis. Fully-deployed, we estimate that a 100 basis point change in yield on our portfolio has an approximately 7 cent per share impact on NOI.
During the two year period ending December 31, 2013, we monetized $622 million of our investment portfolio, $155 million more than our forecast resulting in lower overall earning assets and associated revenue and earnings for that period. We expect repayments of approximately $100-125 million in 2014; however, depending upon market conditions, it is possible that monetization levels could run meaningfully higher. Depending on the market, during 2014 and 2015, we expect to originate and advance approximately $100-150 million annually in new investments, which would result in full deployment of our balance sheet in the next six to eight quarters at the earliest.
On January 21, 2014, we repaid the remaining indebtedness associated with our 2006-1 Trust, thus eliminating all funded indebtedness associated with our BDC asset coverage test. Given our equity capital base of $334 million we believe that we have substantial leverage capacity available to support asset acquisition above our cash balances and provide associated incremental earnings power to the extent leverage is available.
On February 28, 2014, our board of directors approved an increase in our current stock repurchase program from $25 million to $35 million and we expect to repurchase stock at share price levels that we believe are accretive to our stockholders.
Also on February 28, 2014, our board of directors declared a 12.5 cent per share distribution to stockholders of record on March 14, 2014 and payable on March 28, 2014. We expect that our board of directors will declare distributions on a quarterly basis at a level approximating our quarterly NOI. Due to the continuing high velocity of our loan portfolio and challenging market conditions generally, subject to review and approval by our board of directors, we anticipate lowering our quarterly distributions to 7 cents per share at least for the remainder of 2014.
MCG’s Investment Portfolio
As of December 31, 2013, the majority of our investment portfolio is loans to lower middle-market companies that generate annual revenue of less than $50 million and earnings before interest, taxes, depreciation and amortization, or EBITDA, in the range of $3-$15 million. Generally, our portfolio companies use our capital investments to finance acquisitions, recapitalizations and buyouts, as well as for organic growth and working capital. We identify and source new portfolio companies through multiple channels, including private equity sponsors, investment bankers, brokers, fund-less sponsors, institutional syndication partners, owner operators, and other club lenders that facilitate peer-to-peer loans. We generally invest in some combination of senior debt, second-lien debt, secured and unsecured subordinated debt and equity.

As of December 31, 2013, we had debt and equity investments in 34 portfolio companies with a combined fair value of $368.9 million. As shown in the following chart, over 90% of the fair value of our portfolio as of December 31, 2013 was invested in senior and subordinated debt, while the remainder was invested in preferred and common equity securities. Our diversified investment portfolio spans 15 industries. We have concentrations in excess of 10% of the fair value of our total portfolio in the following four industries: Healthcare (23.0%), Business Services (17.4%), Education (15.7%) and Manufacturing (14.0%). Approximately 98% of our portfolio at fair value is concentrated in ten industries. Since we target investments in industries in which we have expertise and, given the size of our investment base, we anticipate that our portfolio will remain concentrated in fewer than ten industries. See Portfolio Composition and Investment Activity in our Management’s Discussion and Analysis of Financial Condition and Results of Operations for additional detail about our investment portfolio, including a detailed listing of the industries represented in our investment portfolio.
Most of the loans in our portfolio were originated directly with our portfolio companies; however, we have also participated in loan syndications or other transactions, which are often referred to as "passive participations" which make up less than 5% of our portfolio at value as of December 31, 2013.
Our debt instruments bear contractual interest rates ranging from 2.5% to 15.5%, a portion of which may be deferred. As of December 31, 2013, approximately 73.3% of the fair value of our loan portfolio had variable interest rates, based on either the London Interbank Offer Rate, or LIBOR, or the prime rate, and 26.7% of the fair value of our loan portfolio had fixed interest rates. As of December 31, 2013, approximately 60.2% of the fair value of our loan portfolio had LIBOR floors between 1.0% and 3.0% on a LIBOR-based index or prime floors between 2.50% and 6.0%. At origination, our loans generally have four- to six-year stated maturities. Borrowers typically pay an origination fee based on a percent of the total commitment and a fee on undrawn commitments.
From time to time, we make equity investments in companies in which we have also made debt investments. Our equity investments include preferred stock, common stock and warrants and, in many cases, board observation rights. We may invest across the capital structure of our portfolio companies using a combination of debt and equity investments to meet our portfolio companies’ needs and achieve favorable risk-adjusted returns.

The following table summarizes the fair value and revenue contributions of our ten largest investments. As of December 31, 2013, these ten investments comprised 54.3% of the fair value of our portfolio and contributed 42.1% of our total revenues during 2013. We originated approximately 12% of the fair value of our top ten largest portfolio investments in the fourth quarter of 2013.

(dollars in thousands)		As of December 31, 2013		Year ended December 31, 2013
Company	Industry	Fair Value	% of Portfolio	Revenues	% of Total Revenues
RadioPharmacy Investors, LLC	Healthcare	$31,656	8.6%	$4,474	8.9%
G&L Investment Holdings, LLC(1)	Insurance	23,619	6.4	3,129	6.2
Cruz Bay Publishing, Inc.	Publishing	21,483	5.8	2,624	5.2
C7 Data Centers, Inc.	Business Services	20,574	5.6	1,466	2.9
Education Management, Inc.	Education	19,791	5.4	2,562	5.1
TCFI CP LLC	Manufacturing	19,667	5.3	372	0.7
Miles Media Group, LLC	Business Services	18,913	5.1	2,380	4.7
IDOC, LLC	Healthcare	16,427	4.4	1,510	3.0
SC Academy Holdings, Inc.	Education	14,577	4.0	1,982	3.9
Ted's Café Escondido Holdings, Inc.	Restaurants	13,691	3.7	761	1.5
Total—ten largest investments		200,398	54.3%	21,260	42.1%
Other portfolio companies		168,475	45.7%	29,225	57.9%
Total investment portfolio		$368,873	100.0%	$50,485	100.0%
___________________________________________

(1)	In February 2014, we exited our investment in G&L Investment Holdings, LLC
As of December 31, 2013, our control companies comprised 11.9% of the fair value of our portfolio and contributed 10.3% of our total revenues during 2013.
Competition
We compete with many types of investors for the portfolio companies in which we invest, including public and private funds (including other BDCs and SBICs), commercial and investment banks, commercial financing companies and, to the extent they provide an alternative form of financing, private equity funds or hedge funds. Some of our existing and potential competitors are substantially larger and have considerably greater financial, technical and marketing resources than we do. Some may also have higher risk tolerances or different risk assessments, allowing them to consider a wider variety of investments and establish more relationships than we can.
The competitive pressures we face require our management team to develop and maintain strong relationships with intermediaries, private equity funds, financial institutions, investment bankers, commercial bankers, financial advisors, attorneys, accountants, consultants and other individuals within our network in order to keep apprised of potential investment opportunities.
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
Life Cycle of Debt and Equity Originations
The key aspects of our portfolio origination, servicing and monitoring process are set forth below. Generally, we intend to keep the amount of our investment in any one company at or below $15 million, which we may accomplish by selling a portion of our initial investment to another investor post-close. We generally make loans with four- to six-year stated maturities. We believe the market-average hold period of a loan is approximately three years, although that figure has recently declined. Our equity investments generally do not have maturity dates.
INVESTMENT OBJECTIVE AND STRATEGIES
Our investment objective is to achieve attractive returns by generating current income and capital gains on our investments. We seek to increase our earnings and NAV by investing primarily in debt securities of lower middle-market companies. On a more limited basis, we make equity investments, which we anticipate limiting to approximately

10% of the fair value of our investments. We intend to earn interest, dividends and fees on our investments and we may report unrealized appreciation and depreciation as the fair value of our investments periodically increases or decreases. We realize capital gains or losses when the investment is eventually monetized.
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
ORGANIZATION OF MCG’S INVESTMENT PROFESSIONALS
Our organization includes experienced professionals with the ability to originate, underwrite, finance, syndicate, monitor and exit investments that generate attractive returns. The following bullets describe the key functional teams that are responsible for our investment processes:

•
Asset Management—Our Asset Management department is responsible for identifying and performing a financial and risk analysis of potential investment opportunities. This department also underwrites and manages our investment portfolio, and leads any work-out or restructuring that may occur from time to time. After an investment is approved and funded, individual deal teams, comprised generally of a Managing Director or Vice President, an analyst and an in-house attorney, have continuing ongoing responsibility for monitoring the performance of our investments.

•
Credit Committee—Prospective investments are presented to MCG's credit committee for review and approval prior to issuing a term sheet. Final approval by the credit committee generally occurs after the deal team has substantially completed the underwriting process. The credit committee includes our Chief Executive Officer, Chief Financial Officer, Head of Asset Management and General Counsel. Our board of directors has delegated authority to the credit committee to (i) originate, underwrite and fund any non-control, non-distressed investment of $15 million or less provided that the equity component does not exceed $3 million, (ii) originate any distressed investment of $5 million or less and (iii) increase any existing investment previously approved by the Company's investment and valuation committee up to a certain over-line or established amount. As a matter of practice, our board of directors is invited to participate at every credit committee meeting and in the review and approval of all investments, irrespective of investment size.

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

BUSINESS DEVELOPMENT
MCG and its predecessors have been active investors in lower middle-market companies since 1990. We believe our experience in lower middle-market investing is a meaningful competitive advantage that we use to operate our business. Our senior investment professionals and members of our credit committee have, on-average, each made over $500 million of investments throughout their careers, principally in lower middle-market companies and in industries that we target, such as healthcare, business services, education, technology, software, information services and consumer directed businesses.
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

•
Regulatory Risks—industry specific regulation and regulation reform (e.g., healthcare reform, increased regulatory oversight, government reimbursement of for-profit schools, etc.), and economic or macro issues that may affect an investment (e.g., cost of utilities or access to power at historical rates in certain regions, access to nuclear materials for medical imaging, etc.), as well as regulations that may change the incentives of partners or investors in the investment (e.g., tax reform that may impact private equity funds or hedge funds, regulations of commercial banks, and potential reforms of BDCs or SBIC regulations);

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
UNDERWRITING AND RISK MANAGEMENT
We initiate our underwriting process in tandem with the business development process, focusing on investment risk analysis. We perform standard due diligence on a prospective portfolio company’s financial performance, as well as customized analyses of its operations, systems, accounting policies, human resources and competitive, legal and regulatory environments.
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
INVESTMENT APPROVAL PROCESS
Our investment approval process begins with an initial screening of a business plan or financing solicitation by either a Managing Director or a Vice President, referred to as a deal sponsor, to assess eligibility, sector, risk profile, investment fit and expected returns. There is a weekly meeting at which all prospective investments are discussed. The Asset Management department prepares a pipeline report consisting of an internal summary of the opportunity, company materials and an investment structuring worksheet for review by the credit committee. Simultaneously, a non-binding indication of interest may also be executed in support of a private equity firm issuing a bid for the transaction. Deals are judged by, among other things, a prospect's revenue run rate, continuity of solid cash flow, percentage of recurring revenue, gross profit margin, bad debt as a percentage of revenue, customer renewal rate, the prospect's marketing niche, level of competition, customer base quality and concentration and strength of the management team.

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
INVESTMENT FUNDING
We fund our investments using cash from our balance sheet and some of the loans in turn are used as collateral in our secured debt facility. In 2013, our secured debt facilities included certain restrictions on the types of investments that could be used as collateral. See the Liquidity and Capital Resources-Borrowings section of our Management's Discussion and Analysis of Financial Condition and Results of Operations for additional information. As a BDC, we are also subject to certain restrictions on incurring debt. For example, we are not permitted to incur indebtedness unless immediately after such borrowing we meet a coverage ratio of total assets to total senior securities (which include all of our borrowings, excluding those made by our SBIC, and any preferred stock we have then issued) of at least 200%.
INVESTMENT MONITORING AND RESTRUCTURING
We monitor the status and financial performance of each company in our portfolio in order to evaluate overall portfolio quality and to facilitate quarterly valuations, which are approved by our board of directors. We are proactive in advising and communicating with companies that are underperforming and, in many instances, have added stricter covenant protection and rights over time. During the process of monitoring a loan in default, if required or necessary to protect our security interest, we will send a notice of non-compliance outlining the specific defaults that have occurred and preserving our contractual rights and remedies, followed by a review of the collateral, if any.
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
EXEMPTIVE AND OTHER RELIEF
We have received an exemptive order from the SEC to permit us to issue restricted shares of our common stock as part of the compensation packages for certain of our employees and directors. We believe that the particular characteristics of our business, the dependence we have on key personnel to conduct our business effectively and the highly competitive environment in which we operate require the use of equity-based compensation for our personnel in the form of restricted stock. The issuance of restricted shares of our common stock requires the approval of our stockholders. In June 2006, our stockholders approved our Amended and Restated 2006 Employee Restricted Stock Plan, or the 2006 Plan, and our Amended and Restated 2006 Non-Employee Director Restricted Stock Plan.
Awards under the 2006 Plan must comply with all aspects of the SEC's order, including the following:

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
We requested the assurance of the staff of the Division of Investment Management that it would not recommend enforcement action to the SEC under the 1940 Act or Rule 17d-1 thereunder if we engaged in a stock repurchase program and did not rescind awards of restricted stock previously awarded in compliance with the terms and conditions of the exemptive order of the SEC so long as we agreed not to issue additional restricted stock under any compensation plan unless such issuance, together with all restricted stock outstanding under all compensation plans, does not exceed 10% of our outstanding common stock at the time of such issuance less the total number of shares previously issued, in the aggregate, pursuant to all compensatory plans. On September 27, 2013, the no-action letter was issued by the SEC.

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
Recently, legislation was introduced in the U.S. House of Representatives, which may revise certain regulations applicable to BDCs. The legislation provides for (i) increasing the amount of funds BDCs borrow by reducing asset to debt limitations from 2:1 to 3:2, (ii) permitting BDCs to file registration statements with the SEC that incorporate information by reference, (iii) utilizing other streamlined registration processes afforded to operating companies, and (iv) allowing BDCs to own investment adviser subsidiaries. There are no assurances as to when the legislation will be enacted by Congress, if at all,or, if enacted, what final form the legislation would take.
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
SMALL BUSINESS ADMINISTRATION REGULATIONS
In December 2004, we formed Solutions Capital and Solutions Capital G.P., LLC. In September 2007, Solutions Capital received final approval to be licensed as an SBIC. Solutions Capital has borrowed funds from the SBA against eligible investments and additional deposits of regulatory capital. As of January 2012, we had borrowed $150.0 million of SBA-guaranteed debentures under the SBIC program, which is the maximum amount of outstanding leverage available to single-license SBIC. SBA-guaranteed debentures are non-recourse, interest-only debentures with interest payable semi-annually and a ten-year maturity. The principal amount of SBA-guaranteed debentures is not required to be paid prior to maturity, but may be prepaid at any time without penalty.
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

We may be required to recognize taxable income even when we do not receive cash. For example, if we hold debt obligations that are treated under applicable tax rules as having original issue discount, we must include in taxable income each year a portion of the original issue discount that accrues over the life of the obligation, regardless of whether cash representing such income is received by us in the same taxable year. We also may have to include in taxable income other amounts that we have not yet received in cash, such as payment-in-kind, or PIK, interest and deferred loan origination fees that are paid after origination of the loan or are paid in non-cash compensation such as warrants or stock. Because any original issue discount or other amounts accrued will be included in our investment company taxable income for the year of accrual, we may be required to make a cash distribution to our stockholders in the amount of that non-cash income in order to satisfy the 90% Distribution Requirement, even though we will not have received any cash representing such income.
If we fail to satisfy the 90% Distribution Requirement or fail to qualify as a RIC in any taxable year, we would be subject to tax in that year on all of our taxable income at regular corporate rates, regardless of whether we make any distributions to our stockholders. Distributions would not be required, and any distributions made in taxable years beginning on or after January 1, 2013 would be taxable to our stockholders as ordinary dividend income that, subject to certain limitations, may be eligible for the 15% or 20% maximum tax rate (depending on income thresholds) to the extent of our current and accumulated earnings and profits. Subject to certain limitations under the Code, corporate distributees would be eligible for the dividends-received deduction. Distributions in excess of our current and accumulated earnings and profits would be treated first as a return of capital to the extent of the stockholder’s tax basis, and any remaining distributions would be treated as a capital gain.
In addition, we will be partially dependent on our SBIC subsidiary for cash distributions to enable us to meet the RIC Distribution Requirement. Our SBIC subsidiary may be limited by the SBIC Act, and SBA regulations governing SBICs, from making certain distributions to us that may be necessary to maintain our status as a RIC. We may have to request a waiver of the SBA’s restrictions for our SBIC subsidiary to make certain distributions to maintain our RIC status. We cannot assure you that the SBA will grant such waiver. If our SBIC subsidiary is unable to obtain a waiver, compliance with the SBA regulations may cause us to fail to qualify as a RIC, which would result in us becoming subject to corporate-level federal income tax.
EMPLOYEES
We believe our success will depend greatly on our ability to identify, attract and retain capable employees. As of December 31, 2013, we employed 15 full-time employees and two part-time employees, including investment, portfolio and operations professionals, in-house counsel and administrative staff. Substantially all of these employees are located in our corporate headquarters in Arlington, Virginia. Our employees are not represented by any collective bargaining unit and we believe our relations with our employees are good.

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
Investing in lower middle-market companies is inherently risky. Our financial results may be affected adversely if one or more of our portfolio investments defaults on its loans or fails to perform.
Our portfolio consists primarily of debt and equity investments in privately owned lower middle-market companies. Investing in lower middle-market companies involves a number of significant risks. Typically, the debt in which we invest may be rated below investment grade by one or more rating agency. Compared to larger publicly traded companies with greater financial, technical and marketing resources, lower middle-market companies typically have fewer resources and may experience wider variations in their operating results, making them more vulnerable to economic downturns. Lower middle-market companies experience limited access to capital and the cost of capital is usually higher than for their larger competitors. Many lower middle-market companies are unable to obtain financing from public capital markets or from traditional credit sources, such as commercial banks, often because they are perceived to pose a higher default risk. The success of lower middle-market companies often depends heavily on the managerial talents and efforts of an individual or a small group of persons. Therefore, the loss of any key employee could harm both its financial condition and its ability to compete effectively. Further, some lower middle-market companies conduct business in regulated industries. Changes in the regulatory environment impacting lower middle-market companies could result in significant expenditures and impair cash flow by making it difficult for them to conduct business in a cost effective manner, and have more dire effects, including bankruptcy. Even minor events may adversely affect the value of a loan's collateral and a company's ability to repay its obligations, which in turn may adversely affect the return on, or the recovery of, our investment in these businesses.
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
The future of the United States economy is unclear. Unemployment continues to be elevated and expectations for other economic fundamentals remain uncertain. If U.S. economic performance declines in the future, the financial results of our lower middle-market portfolio companies could experience deterioration or limited growth. If prolonged, unfavorable or uncertain economic and market conditions could render our portfolio companies unable to service debt or engage in a liquidity event, such as a sale, merger, recapitalization or initial public offering.
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
We compete with many types of investors for the portfolio companies in which we invest, including public and private funds (including other BDCs and SBICs), commercial and investment banks, commercial financing companies and, to the extent they provide an alternative form of financing, private equity funds or hedge funds. As a result of these entrants, competition for investment opportunities has intensified in recent years and may intensify further in the future. Some of our existing and potential competitors are substantially larger and have considerably greater financial, technical and marketing resources than we do. Some may also have a lower cost of funds and access to funding sources that are not available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments that may lead to additional market share and a competitive advantage over us. Unlike many of our competitors, we are also subject to regulatory restrictions and valuation requirements the 1940 Act imposes on us as a BDC.
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
From time to time, we target specific industries in which to invest on a recurring basis, which may result in significant concentrations in our portfolio. As a consequence, the aggregate returns we realize may be substantially adversely affected by the unfavorable performance of a small number of such investments or a substantial write-down of any one investment. Beyond regulatory and income tax diversification requirements, we do not have fixed guidelines for industry concentration. In addition, while we generally decline to make investments in a particular industry or group of industries that would exceed 15.0% of our total assets at the time of closing, it is possible that as the values of our portfolio companies change, one industry or a group of industries may come to exceed such level. As a result, a downturn in an industry in which we have invested a significant portion of our total investments could have a materially adverse effect on us. As of December 31, 2013, 23.0%, 17.4%, 15.7% and 14.0% of our total investments at fair value were invested in healthcare, business services, education and manufacturing industries, respectively. Therefore, we are susceptible to the economic circumstances in these industries, and a downturn in any one of these industries could have a material adverse effect on our results of operations and financial condition.
Changes in healthcare laws and other regulations applicable to some of our portfolio companies' businesses may constrain their ability to offer their products and services.
Changes in healthcare or other laws and regulations applicable to the businesses of some of our portfolio companies may increase their compliance and other costs of doing business, require significant systems enhancements, or render their products or services less profitable or obsolete, any of which could have a material adverse effect on their results of operations. There has also been an increased political and regulatory focus on healthcare laws in recent years, and new legislation could have a material effect on the business and operations of some of our portfolio companies.
Our wholly owned subsidiary is licensed by the SBA and is subject to SBA regulations. If our SBIC subsidiary fails to comply with applicable SBA regulations, the SBA could limit or prohibit its use of debentures, declare outstanding debentures immediately due and payable, and/or revoke or suspend our license.
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
A single-license SBIC subsidiary may currently borrow up to a maximum of $150.0 million when it has at least $75.0 million in private capital, receives a capital commitment from the SBA and has been through an examination by the SBA subsequent to licensing. As of January 2012, we had funded $75.0 million to Solutions Capital, and Solutions Capital has borrowed the maximum $150.0 million of SBA-guaranteed debentures.
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
Our wholly-owned SBIC subsidiary may be unable to make distributions to us that will enable us to maintain RIC status, which could result in the imposition of an entity-level tax.
In order for us to continue to qualify for RIC tax treatment and to minimize corporate-level taxes, we will be required to distribute substantially all of our net ordinary income and net capital gain income, including income from certain of our subsidiaries, which includes the income from our SBIC subsidiary. We will be partially dependent on our SBIC subsidiary for cash distributions to enable us to meet the RIC distribution requirements. Our SBIC subsidiary may be limited by the SBIC Act, and SBA regulations governing SBICs, from making certain distributions to us that may be necessary to maintain our status as a RIC. We may have to request a waiver of the SBA’s restrictions for our SBIC subsidiary to make certain distributions to maintain our RIC status. We cannot assure you that the SBA will grant such waiver. If our SBIC subsidiary is unable to obtain a waiver, compliance with the SBA regulations may result in loss of RIC tax treatment and a consequent imposition of an entity-level tax on us.
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

•
SBA Debentures. In addition, Solutions Capital has issued SBA debentures that require our SBIC to generate sufficient cash flow to make required interest payments. Further, Solutions Capital must maintain a minimum capitalization that if impaired could materially and adversely affect our liquidity, financial condition and results of operations. Our borrowings under our SBA debentures are collateralized by the assets of Solutions Capital.

Our continued compliance with each of these borrowings depends on many factors, some of which are beyond our control. Material net asset devaluation in connection with additional borrowings could result in an inability to comply with our obligation to restrict the level of indebtedness that we are able to incur in relation to the value of our assets or to maintain a minimum level of stockholders' equity.
Furthermore, we cannot be certain that we will be able to establish new borrowing facilities to provide working and investment capital, including for new originations. If we are unable to establish new facilities of a reasonable size, our liquidity will be reduced significantly. Even if we are able to consummate new borrowing facilities, we may not be able to do so on favorable terms.
We may be unable to obtain debt capital on favorable terms or at all, in which case we would not be able to use leverage to increase the return on our investments.
If we are unable to obtain debt capital, then our equity investors will not benefit from the potential for increased returns on equity resulting from leverage to the extent that our investment strategy is successful and we may be limited in our ability to make new commitments or fundings to our portfolio companies.
Prepayments of our debt investments by our portfolio companies could adversely impact our results of operations and reduce our return on equity.
We are subject to the risk that the investments we make in our portfolio companies may be repaid prior to maturity. When this occurs, we could experience significant delays in reinvesting these amounts. Any future investment in a new portfolio company may also be at lower yields than the debt that was repaid. As a result, our results of operations could be materially adversely affected if one or more of our portfolio companies elect to prepay amounts owed to us. Additionally, prepayments could negatively impact our return on equity, which could result in a decline in the market price of our common stock.
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
We may choose to waive or defer enforcement of covenants in the debt securities held in our portfolio, which may cause us to lose all or part of our investment in these companies.
We structure the debt investments in our portfolio companies to include business and financial covenants placing affirmative and negative obligations on the operation of the company’s business and its financial condition. However, from time to time we may elect to waive breaches of these covenants, including our right to payment, or waive or defer enforcement of remedies, such as acceleration of obligations or foreclosure on collateral, depending upon the financial condition and prospects of the particular portfolio company. These actions may reduce the likelihood of our receiving the full amount of future payments of interest or principal and be accompanied by a deterioration in the value of the underlying collateral as many of these companies may have limited financial resources, may be unable to meet future obligations and may go bankrupt. This could negatively impact our ability to pay dividends, could adversely affect our results of operation and financial condition and cause the loss of all or part of your investment.
Any unrealized losses we experience on our investment portfolio may be an indication of future realized losses, which could reduce our income available for distribution and could impair our ability to service our borrowings, if any.
As a BDC, we are required to carry our investments at market value or, if no market value is ascertainable, at fair value as determined in good faith by our board of directors. Decreases in the market values or fair values of our investments will be recorded as unrealized depreciation. Any unrealized depreciation in our investment portfolio could be an indication of a portfolio company’s inability to meet its repayment obligations to us with respect to the affected investments. This could result in realized losses in the future and ultimately in reductions of our income available for distribution in future periods and could materially adversely affect our ability to service our outstanding borrowings, if any.
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
In the event that the asset coverage ratio applicable to us as a BDC falls below 200%, we will be unable to make distributions until the ratio again meets or exceeds the threshold. If we do not distribute at least 90% of our investment company taxable income annually, we will suffer adverse tax consequences, including the possible loss of our status as a RIC for the applicable period. From December 2001 through December 31, 2013, we declared distributions totaling $13.89 per common share. Due to the market dislocation, we suspended our distributions from the third quarter of 2008 through the first quarter of 2010. We reinstated our distribution on April 29, 2010, and have continued to declare a quarterly dividend since that time; however, there can be no assurance that distributions will continue in the future.
We will make future decisions with respect to the actual level of distributions after taking into account the minimum statutorily required level of distributions, gains and losses recognized for tax purposes, portfolio transactional events, our liquidity, cash earnings and our BDC asset coverage ratio at the time of such decision. Regulatory constraints, our inability to achieve operating results or a decline in the performance of our business could restrict our ability to make any future distributions. In addition, we may not be able to make distributions at a specific level or to increase the amount of these distributions from time to time.
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
Uncertainty relating to the LIBOR calculation process may adversely affect the value of our portfolio of the LIBOR-indexed, floating-rate debt securities.
Concerns have been publicized that some of the member banks surveyed by the British Bankers’ Association, or BBA, in connection with the calculation of LIBOR across a range of maturities and currencies may have been under-reporting or otherwise manipulating the inter-bank lending rate applicable to them in order to profit on their derivatives positions or to avoid an appearance of capital insufficiency or adverse reputational or other consequences that may have resulted from reporting inter-bank lending rates higher than those they actually submitted. A number of BBA member banks have entered into settlements with their regulators and law enforcement agencies with respect to alleged manipulation of LIBOR, and investigations by regulators and governmental authorities in various jurisdictions are ongoing.
Actions by the BBA, regulators or law enforcement agencies may result in changes to the manner in which LIBOR is determined. Uncertainty as to the nature of such potential changes may adversely affect the market for LIBOR-based securities, including our portfolio of LIBOR-indexed, floating-rate debt securities. In addition, any further changes or reforms to the determination or supervision of LIBOR may result in a sudden or prolonged increase or decrease in reported LIBOR, which could have an adverse impact on the market for LIBOR-based securities or the value of our portfolio of LIBOR-indexed, floating-rate debt securities.
Our business is subject to increasingly complex corporate governance, public disclosure and accounting requirements that could adversely affect our business and financial results.
We are subject to changing rules and regulations of federal and state government as well as the stock exchange on which our common stock is listed. These entities, including the Public Company Accounting Oversight Board, the SEC and the NASDAQ Stock Market have issued a significant number of new and increasingly complex requirements and regulations over the course of the last several years and continue to develop additional regulations and requirements in response to laws enacted by Congress. On July 21, 2010, the Dodd-Frank Wall Street Reform and Protection Act, or the Dodd-Frank Act, was enacted. There are significant corporate governance and executive compensation-related provisions in the Dodd-Frank Act, and the SEC has adopted additional rules and regulations that may impact us. Our efforts to comply with these requirements have resulted in, and are likely to continue to result in, an increase in expenses and a diversion of management’s time from other business activities.
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
Neither we nor any of our subsidiaries own any facilities or real estate.  However, during 2013 we leased 13,134 square feet of office space for our corporate headquarters located at 1001 19th Street North, Arlington, VA 22209. Our lease expires in November 2014. In February 2014, we entered into a new lease for our current corporate headquarters which will expire in December 2015 and may be extended until December 2016.

ITEM 3.	LEGAL PROCEEDINGS.
From time to time, we are a party to certain legal proceedings incidental to the normal course of our business including the enforcement of our rights under contracts with our portfolio companies. Furthermore, third parties may try to seek to impose liability on us in connection with the activities of our portfolio companies. While we cannot predict the outcome of these legal proceedings with certainty, we do not expect that these proceedings will have a material effect upon our financial condition or results of operations.

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
Market Information
Our common stock is traded on the NASDAQ Global Select Market under the symbol “MCGC.” The following table sets forth the high and low last sales prices of our common stock for the periods indicated, as reported on the NASDAQ Global Select Market:

	Years ended December 31,
	2013		2012
Quarter Ended	High	Low	High	Low
March 31	$5.00	$4.47	$5.01	$3.89
June 30	$5.32	$4.57	$4.58	$4.07
September 30	$5.49	$4.89	$5.28	$4.33
December 31	$5.32	$4.40	$4.89	$4.09
Holders
On February 21, 2014 we had approximately 119 holders of record and approximately 19,946 beneficial holders of our common stock.
Recent Sales of Unregistered Securities and Purchases of Equity Securities
STOCK REPURCHASE PROGRAM
On January 17, 2012, our board of directors authorized a stock repurchase program of up to $35.0 million, which was terminated after we effected repurchases totaling approximately $29.4 million. On October 25, 2013, our board of directors authorized an additional stock repurchase program of up to $25.0 million, which was increased on February 28 2014, to $35.0 million. We have provided our stockholders with notice of our intention to repurchase shares of our common stock in accordance with 1940 Act requirements. Under the program, we are authorized to repurchase shares in open market transactions, including through block purchases, depending on prevailing market conditions and other factors. The repurchase program may be extended, modified or discontinued at any time for any reason. The program does not obligate us to acquire any specific number of shares, and all repurchases are made in accordance with SEC Rule 10b-18, which sets certain restrictions on the method, timing, price and volume of stock repurchases. We retire immediately all such shares of common stock that we purchase in connection with the stock repurchase program.

NET ISSUANCE OF RESTRICTED STOCK
For certain employees, we may be deemed to have purchased through the net issuance of shares, a portion of the shares of restricted stock previously issued under the 2006 Plan for which the forfeiture provisions have lapsed to satisfy the applicable employee’s income tax withholding obligations. We retire immediately all such shares of common stock that we purchase in connection with such net issuance to employees.
DIVIDEND REINVESTMENT PLAN
As part of our dividend reinvestment plan for our common stockholders, we may direct the plan administrator to purchase shares of our common stock on the open market to satisfy dividend reinvestment requests related to dividends that we pay on outstanding shares of our common stock.
The following table summarizes the shares of common stock that we have purchased during the three months ended December 31, 2013:

Period/Purpose	Total number of shares	Average Price Paid per Share		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
November 1 – 30, 2013
Stock repurchase program(a)	512,100	$4.73		512,100	$22,578,748
Dividend reinvestment requirements(b)	1,430	$4.82	(c)	n/a	n/a
Total November 1 – 30, 2013	513,530	$4.73		512,100	$22,578,748
December 1 – 31, 2013
Restricted stock vesting(d)	3,540	$4.40	(e)	n/a	n/a
Total December 1 – 31, 2013	3,540	$4.40		n/a	n/a
Total	517,070	$4.73		512,100	$22,578,748

(a)	On October 25, 2013, our board of directors authorized a stock repurchase program of up to $25.0 million, which was increased on February 28, 2014, to $35.0 million.

(b)	Represents stock purchased on the open market to satisfy dividend reinvestment requests.

(c)	Represents the weighted-average purchase price per share, including commissions, for shares purchased pursuant to the terms of our dividend reinvestment plan.

(d)	Represents shares repurchased from our employees in connection with the net issuance of shares to satisfy employee tax withholding obligations in connection with the vesting of restricted stock.

(e)	Based on the weighted-average closing share prices of our common stock on the dates that the forfeiture restrictions lapsed.

Distribution Policy
We currently qualify as a RIC for federal income tax purposes, which generally allows us to avoid paying corporate income taxes on any income or gains that we distribute to our stockholders. Generally, we intend to distribute sufficient distributions to eliminate taxable income and may distribute more than the taxable income which amounts would be considered a return of capital. As a RIC, we are subject to a 4% excise tax to the extent that we do not distribute on an actual or on deemed basis: (i) 98.0% of our current year ordinary income; and (ii) 98.2% of our current year net capital gain income.
We may not be able to achieve operating results that will allow us to make distributions at a specific level or to increase the amount of these distributions from time to time. In addition, we may be limited in our ability to make distributions due to the BDC asset coverage test for borrowings applicable to us as a BDC under the 1940 Act and due to restrictions in our credit facilities as well as SBIC restrictions. If we do not distribute a certain percentage of our income annually, we will suffer adverse tax consequences, including possible loss of favorable RIC tax treatment. We cannot assure stockholders that they will receive any distributions or distributions at a particular level. We may make distributions to our stockholders of certain net capital gains.

The following table summarizes our distributions declared since January 1, 2012:

Date Declared	Record Date	Payable Date	Dividends per Share
February 28, 2014	March 14, 2014	March 28, 2014	$0.125
October 25, 2013	November 8, 2013	November 22, 2013	$0.125
July 26, 2013	August 9, 2013	August 30, 2013	$0.125
April 26, 2013	May 10, 2013	May 31, 2013	$0.125
March 1, 2013	March 15, 2013	March 29, 2013	$0.125
October 26, 2012	November 16, 2012	November 30, 2012	$0.125
July 27, 2012	August 17, 2012	August 31, 2012	$0.140
April 27, 2012	June 13, 2012	July 13, 2012	$0.140
February 24, 2012	April 13, 2012	May 15, 2012	$0.170
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
Equity Compensation Plan Information
Information relating to compensation plans under which our equity securities are authorized for issuance is set forth under Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters in our definitive proxy statement for our 2014 Annual Meeting of Stockholders.
Stock Performance Graph
The following comparative stock performance graph compares the cumulative total stockholder return (assuming reinvestment of dividends, if any) from investing $100 on December 31, 2008 through December 31, 2013, in each of: i) our common stock; ii) the Russell 2000 Index; and iii) the NASDAQ Financial 100 Index (capitalization weighted).
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
The selected consolidated financial data set forth in the following table with respect to our statement of operations data for the years ended December 31, 2013, 2012 and 2011 and the balance sheet data as of December 31, 2013 and 2012 are derived from our audited financial statements included in this Annual Report on Form 10-K. The statement of operations data for the years ended December 31, 2010 and 2009 and the balance sheet data as of December 31, 2011, 2010 and 2009 are derived from our audited financial statements, which are not included herein. Historical results are not necessarily indicative of future results. See the notes below and to the consolidated financial statements for an explanation of the method used to determine the number of shares used in computing NOI and net income (loss) per common share, basic and diluted. The selected consolidated financial data set forth below should be read in conjunction with, and is qualified in its entirety by, our audited consolidated financial statements and related notes thereto found at Item 8. Financial Statements and Supplementary Data and Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

(in thousands, except per share and other period-end data)	Years ended December 31,
	2013	2012	2011	2010	2009
Income statement data
Revenue	$50,485	$60,993	$85,696	$89,569	$99,834
Net operating income before net investment loss, loss on extinguishment of debt and income tax provision	29,896	18,806	37,658	40,565	38,188
Net investment loss	(28,594)	(13,299)	(129,873)	(54,819)	(94,353)
Net income (loss)	1,176	4,998	(93,115)	(13,072)	(51,059)
Per common share data
Net operating income before net investment gain (loss), (loss) gain on extinguishment of debt and income tax provision per weighted-average common share—basic and diluted	$0.42	$0.25	$0.49	$0.54	$0.51
Income (loss) per weighted-average common share—basic and diluted	$0.02	$0.07	$(1.22)	$(0.17)	$(0.68)
Cash dividends declared per common share	$0.50	$0.58	$0.66	$0.37	$—
Selected period-end balances
Investment portfolio balance
Fair value	$368,873	$477,724	$741,166	$1,009,705	$986,346
Cost	566,438	668,787	1,017,218	1,245,673	1,154,924
Total assets	513,993	630,776	890,538	1,145,277	1,191,149
Borrowings	175,172	248,053	430,219	546,882	557,848
Total stockholders’ equity	333,954	371,728	434,952	578,016	615,683
Net asset value per common share outstanding(a)	$4.74	$5.18	$5.65	$7.54	$8.06
Other period-end data
Average size of investment
Fair value	$10,849	$10,857	$12,353	$14,221	$16,718
Cost	$16,660	$15,200	$16,954	$17,545	$19,575
Number of portfolio companies	34	44	60	71	59
Weighted-average common shares outstanding—basic and diluted	71,232	74,859	76,259	75,422	74,692
Shares outstanding at end of year	70,510	71,721	76,997	76,662	76,394

(a)	Based on common shares outstanding at period-end.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The information contained in this section should be read in conjunction with the Selected Financial Data and Other Data, and our Consolidated Financial Statements and notes thereto appearing elsewhere in this Annual Report on Form 10-K.
This Annual Report on Form 10-K, including Management's Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements that involve substantial risks and uncertainties. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates, forecasts, projections, intentions, goals, strategies, plans, prospects and the beliefs and assumptions of our management including, without limitation: our expectations regarding our results of operations, including revenues, net operating income, net investment losses and general and administrative expenses and the factors that may affect such results; our belief that improved operating efficiency through reduced operating costs, places MCG in the top quartile of all BDCs; anticipated levels of fixed cash operating expenses and non-recurring general and administrative expenses during 2014; efforts to reorganize our Asset Management department to redeploy excess liquidity and to address the markets MCG serves and to better leverage the vertical market industry expertise MCG possesses; expectations regarding sources of new business opportunities; expected net operating income levels for 2014 and on a fully-deployed basis (including related yield and expense assumptions), when there can be no guarantee that either will be achieved; estimates regarding yield compressions and the impact on net operating income; expectations regarding the level and timing of monetizations during 2014; expectations with regard to origination pacing and anticipated aggregate investment levels, including timing to full deployment of our balance sheet; the belief that we have substantial leverage capacity available to support asset acquisitions above our cash balances and provide associated incremental earnings power; intentions to repurchase shares of common stock under our stock repurchase program through available liquidity or otherwise and whether such repurchases will be accretive to our stockholders; expected dividend distribution levels during 2014, which are subject to, among other things, approval of our board of directors, and which may never be declared or distributed; expected levels of industry concentration in our portfolio; our intentions to limit equity investments to approximately 10% of the fair value of our investments; our decisions to make dividend distributions after taking into account our distribution requirements as a RIC, together with an assessment of our current and forecasted gains and losses recognized or to be recognized for tax purposes, portfolio transactional events, liquidity, cash earnings and our asset coverage ratio; the sufficiency of liquidity to meet 2014 operating requirements, as well as new origination opportunities and potential dividend distributions; our expectations regarding the full use of, and our belief that our operations, monetizations, revolving credit facility and unrestricted cash will provide sufficient liquidity to fund, as necessary, requests to draw on unused portions of commitments that obligate us to extend credit in the form of loans, participations in loans, guarantees, letters of credit and other financial commitments; our use of independent valuation firms to provide additional support for our internal analyses; our expectations regarding the outcome of legal proceedings incidental to our business; market conditions generally and specifically regarding the leveraged loan market; the state of the economy and other factors. Forward-looking statements can be identified by terminology such as “anticipate,” “believe,” “could,” “could increase the likelihood,” “hope,” “target,” “project,” “goals,” “potential,” “predict,” “might,” “estimate,” “expect,” “intend,” “is planned,” “may,” “should,” “will,” “will enable,” “would be expected,” “look forward,” “may provide,” “would” or similar terms, variations of such terms or the negative of those terms. These statements are not guarantees of future performance and are subject to risks, uncertainties, and other factors, some of which are beyond our control and difficult to predict. Important factors could cause our actual results to differ materially from those indicated or implied by forward-looking statements. Such factors that could cause or contribute to such differences include those risk factors discussed in Item IA of Part I of this Annual Report on Form 10-K.
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
DESCRIPTION OF BUSINESS
We are a solutions-focused commercial finance company that provides capital and advisory services to lower middle-market companies throughout the United States. Generally, our portfolio companies use our capital investment to finance acquisitions, recapitalizations, buyouts, organic growth, working capital and other general corporate purposes.
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
Significant Developments in 2013

•
Originations and Advances — For the three and twelve month periods ended December 31, 2013, we made $37.1 million and $128.1 million, respectively, in originations and advances to new and existing portfolio companies.

•	Loan Monetizations — For the three and twelve month periods ended December 31, 2013, we received $37.0 million and $199.4 million, respectively, in loan payoffs and amortization payments.

•
Equity Monetizations and Realizations — For the three and twelve month periods ended December 31, 2013, we received $2.6 million and $10.7 million, respectively, in proceeds from the sale of equity investments, principally the sale of securities in each of Miles Media Group, LLC, NDSSI Holdings, LLC and Jenzabar, Inc.

•
Loans on Non-Accrual — As of December 31, 2013, loans on non-accrual were $21.4 million at cost (6.1% of the total loan portfolio), and $4.5 million at fair value (1.3% of the total loan portfolio). On December 15, 2013, Color Star Growers of Colorado, Inc., or Color Star, filed for voluntary relief under Chapter 11 of Title 11 of the United States Code. In the quarter ended December 31, 2013, we realized a $13.5 million loss on our subordinated loan to Color Star.

•
Operating Costs — For the twelve month period ended December 31, 2013, our total operating costs, excluding interest expense, were $11.5 million, or 2.2% of total assets of $514.0 million. During this same period, we incurred severance costs of $0.8 million, offset by the reversal of $0.3 million of amortization expense associated with the forfeiture of restricted stock that we included in total operating costs.

•
Reduced Leverage — For the twelve month period ended December 31, 2013, we reduced our outstanding borrowings under our MCG Commercial Loan Trust 2006-1, or 2006-1 Trust, by $72.9 million, reducing our borrowings under our 2006-1 Trust from $98.1 million to $25.2 million as of December 31, 2013. On January 21, 2014, we repaid and terminated our 2006-1 Trust.

•
Open-Market Purchases of Our Stock — For the three and twelve month periods ended December 31, 2013, we repurchased 512,100 and 1,016,739 shares of our common stock at weighted average purchase prices of $4.73 and $4.62, respectively. We acquired these shares from sellers in open market transactions. We retire these shares upon settlement, thereby reducing the number of shares issued and outstanding.

•
Second SBIC License — On November 8, 2013, we withdrew our application for a second license from the SBA to operate an additional subsidiary as an SBIC. We elected to withdraw our application for a second license until such time as the SBA has an opportunity to further evaluate organizational results in connection with our restructuring efforts and our position in relation to other specialty finance companies. The SBA indicated that we may petition the SBA for permission to re-file our application at a future date. The withdrawal of the license application for the second SBIC license does not impact Solutions Capital, its existing license or operations.

Outlook
In 2013, we successfully improved our operating efficiency by reducing operating costs, excluding interest expense, as a percentage of total assets from 3.6% in 2011 to 2.2%, which we believe places us in the top quartile of all BDCs. In 2014, we anticipate that our fixed-cost cash operating expenses, excluding interest and variable incentive compensation, to be approximately $10 million.  In addition, we anticipate incurring non-recurring general and administrative expenses of $1.0-2.0 million primarily related to Color Star litigation and recruitment expenses.
During 2014, we plan to reorganize our Asset Management department to more effectively address the markets we serve and to better leverage the vertical market industry expertise we possess in healthcare, software, information services, for-profit education and consumer products, among others. We expect that the majority of our new business will continue to come from private equity sponsors operating in the lower middle-market with loan proceeds used in connection with M&A, business expansion and recapitalization transactions. We will also continue to provide unitranche, second lien and subordinated debt solutions and, to a small degree, equity co-investment.
We believe that current market conditions in our primary lending markets are consistent with the peak of a credit cycle. The current supply of debt capital exceeds the demand by issuers in our markets, resulting in lower pricing and weaker contractual protections. A noteworthy development is that, in our view, many issuers in the lower middle-market can currently obtain financing on pricing and terms comparable to larger companies. As a result of these market conditions, we intend to redeploy our excess liquidity in a cautious and deliberate manner and we expect to generate, net operating income, or NOI of 25-30 cents per share for 2014. Based on our assumptions of normalized expenses and 100 basis points of yield compression, fully-deployed we expect to generate 11% yield on $470 million of total investments and to generate annual NOI of approximately 40-45 cents per share before leverage, or approximately 10-12 cents per share on a quarterly basis. Fully-deployed, we estimate that a 100 basis point change in yield on our portfolio has an approximately 7 cent per share impact on NOI.
During the two year period ending December 31, 2013, we monetized $622 million of our investment portfolio, $155 million more than our forecast resulting in lower overall earning assets and associated revenue and earnings for that period. We expect repayments of approximately $100-125 million in 2014; however, depending upon market conditions, it is possible that monetization levels could run meaningfully higher. Depending on the market, during 2014 and 2015, we expect to originate and advance approximately $100-150 million annually in new investments, which would result in full deployment of our balance sheet in the next six to eight quarters at the earliest.
On January 21, 2014, we repaid the remaining indebtedness associated with our 2006-1 Trust, thus eliminating all funded indebtedness associated with our BDC asset coverage test. Given our equity capital base of $334 million we believe that we have substantial leverage capacity available to support asset acquisition above our cash balances and provide associated incremental earnings power to the extent leverage is available.
On February 28, 2014, our board of directors approved an increase in our current stock repurchase program from $25 million to $35 million and we expect to repurchase stock at share price levels that we believe are accretive to our stockholders.
Also on February 28, 2014, our board of directors declared a 12.5 cent per share distribution to stockholders of record on March 14, 2014 and payable on March 28, 2014. We expect that our board of directors will declare distributions on a quarterly basis at a level approximating our quarterly NOI. Due to the continuing high velocity of our loan portfolio and challenging market conditions generally, subject to review and approval by our board of directors, we anticipate lowering our quarterly distributions to 7 cents per share at least for the remainder of 2014.
Access to Capital and Liquidity
At December 31, 2013, we had $91.6 million of cash and cash equivalents available for general corporate purposes, as well as $32.5 million of cash in restricted accounts related to our SBIC that we could use to fund new investments in the SBIC and $1.4 million of restricted cash held in escrow. In addition, we had $13.9 million of cash in securitization accounts, that may only be used to make interest and principal payments on our securitized borrowings or distributions to the Company in accordance with the indenture agreement.
As of December 31, 2013, we had $25.2 million of securitized Class D Notes outstanding under the 2006-1 Trust, which was secured by $76.3 million of loans and equity investments and $13.9 million of cash. We retain all of the equity in the securitization. In November 2013, we directed the trustee to redeem the remaining notes on the next quarterly payment date. On January 21, 2014, we repaid the Class D Notes in full for an aggregate redemption price of $40.3 million, of which $14.9 million was paid to us in respect of the Class D Notes we held, and the other obligations of the 2006-1 Trust were satisfied and the assets of the 2006-1 Trust were transferred to MCG, the parent.
At December 31, 2013, $150.0 million of SBA borrowings were outstanding, the maximum available under our current SBIC license.
PORTFOLIO COMPOSITION AND INVESTMENT ACTIVITY
As of December 31, 2013, the fair value of our investment portfolio was $368.9 million, which represents a $108.9 million, or 22.8%, decrease from the $477.7 million fair value as of December 31, 2012. The following sections describe the composition of our investment portfolio as of December 31, 2013 and key changes in our portfolio during the twelve months ended December 31, 2013.

Portfolio Composition
The following table summarizes the composition of our investment portfolio at fair value:

	December 31, 2013		December 31, 2012
(dollars in thousands)	Investments at Fair Value	Percent of Total Portfolio	Investments at Fair Value	Percent of Total Portfolio
Debt investments
Senior secured debt	$185,524	50.3%	$291,760	61.1%
Subordinated debt
Secured	108,338	29.4	114,983	24.1
Unsecured	42,452	11.5	26,274	5.4
Total debt investments	336,314	91.2	433,017	90.6
Equity investments
Preferred equity	28,390	7.7	41,558	8.7
Common/common equivalents equity	4,169	1.1	3,149	0.7
Total equity investments	32,559	8.8	44,707	9.4
Total investments	$368,873	100.0%	$477,724	100.0%
Our debt investments bear contractual interest rates ranging from 2.5% to 15.5%, a portion of which may be in the form of payment-in-kind, or PIK, interest. As of December 31, 2013, approximately 73.3% of the fair value of our loan portfolio had variable interest rates, based on either the London Interbank Offer Rate, or LIBOR, or the prime rate, and 26.7% of the fair value of our loan portfolio had fixed interest rates. As of December 31, 2013, approximately 60.2% of our loan portfolio, at fair value, had LIBOR floors between 1.0% and 3.0% on a LIBOR based index or prime floors between 2.5% and 6.0%. At origination, our loans generally have four- to six-year stated maturities. Borrowers typically pay an origination fee based on a percentage of the total commitment and a fee on undrawn commitments.
The following table summarizes our investment portfolio by industry at fair value:

	December 31, 2013		December 31, 2012
(dollars in thousands)	Investments at Fair Value	Percent of Total Portfolio	Investments at Fair Value	Percent of Total Portfolio
Healthcare	$84,922	23.0%	$106,119	22.2%
Business services	64,108	17.4	64,947	13.6
Education	57,905	15.7	59,783	12.5
Manufacturing	51,735	14.0	28,728	6.0
Publishing	25,312	6.9	30,646	6.4
Insurance	23,620	6.4	26,529	5.6
Restaurants	23,010	6.2	9,301	1.9
Information services	12,552	3.4	12,646	2.7
Broadcasting	12,252	3.3	25,372	5.3
Home furnishings	4,730	1.3	7,806	1.6
Consumer products	4,657	1.3	4,338	0.9
Agriculture	—	—	21,781	4.6
Auto parts	—	—	6,434	1.3
Cable	—	—	5,061	1.1
Electronics	—	—	33,361	7.0
Logistics	—	—	27,237	5.7
Other(a)	4,070	1.1	7,635	1.6
Total	$368,873	100.0%	$477,724	100.0%
______________________ (a) No individual industry within this category exceeds 1%.
As of December 31, 2013, our ten largest portfolio companies represented approximately 54.3% of the total fair value of our investments. These ten companies accounted for 42.1% of our total revenue during the twelve months ended December 31, 2013. We originated approximately 12% of the fair value of our top ten largest portfolio investments in the fourth quarter of 2013.

During the twelve months ended December 31, 2013, we had concentrations in certain industries, including the healthcare, business services, education and manufacturing industries. The following table summarizes our fair value and revenue concentrations in each of those industries:

	Investments at fair value				Revenue for the year ended
	December 31, 2013		December 31, 2012		December 31, 2013		December 31, 2012
(dollars in thousands)	Amount	% of Total Portfolio	Amount	% of Total Portfolio	Amount	% of Total Revenue	Amount	% of Total Revenue
Industry
Healthcare	$84,922	23.0%	$106,119	22.2%	$12,650	25.1%	$9,160	15.0%
Business services	64,108	17.4	64,947	13.6	8,265	16.4	7,247	11.9
Education	57,905	15.7	59,783	12.5	6,690	13.2	5,286	8.7
Manufacturing	51,735	14.0	28,728	6.0	5,823	11.5	5,876	9.6
Total	$258,670	70.1%	$259,577	54.3%	$33,428	66.2%	$27,569	45.2%
Changes in Investment Portfolio
During the twelve months ended December 31, 2013, we made $128.1 million of originations and advances compared to $162.0 million of originations and advances during the twelve months ended December 31, 2012. The following table summarizes our total portfolio investment activity during the twelve months ended December 31, 2013 and 2012:

	Year ended
(in thousands)	December 31
	2013	2012
Beginning investment portfolio	$477,724	$741,166
Originations and advances	128,089	161,957
Gross payments, reductions and sales of securities	(210,124)	(412,195)
Net realized loss(a)	(21,686)	(98,181)
Unrealized depreciation	(14,443)	(15,261)
Reversals of unrealized depreciation	7,940	100,250
Origination fees and amortization of unearned income	1,373	(12)
Ending investment portfolio	$368,873	$477,724
___________________________

(a)	Net realized loss for the years ended December 31, 2013 and 2012 excludes $0.2 million and $0.4 million, respectively, of net realized loss related to other assets.

Originations and Advances
The following table shows our originations and advances during the twelve months ended December 31, 2013 and 2012 by security type:

	Year ended December 31,
	2013		2012
(dollars in thousands)	Amount	% of Total	Amount	% of Total
Debt investments
Senior secured debt	$73,683	57.5%	$78,792	48.6%
Subordinated debt
Secured	15,011	11.7	47,240	29.2
Unsecured	36,541	28.5	26,870	16.6
Total debt investments	125,235	97.7	152,902	94.4
Equity investments
Preferred equity	2,884	2.3	8,994	5.6
Common/common equivalents equity	(30)	—	61	—
Total equity investments	2,854	2.3	9,055	5.6
Total originations and advances	$128,089	100.0%	$161,957	100.0%
The following table shows our significant originations and advances:

(in thousands)	Year ended
	December 31, 2013
Company	Originations	Draws/ Advances	PIK Advances/ Dividends	Total
Debt
TCFI CP LLC	$14,500	$8,500	$84	$23,084
Intrafusion Holdings, Inc.	21,500	—	—	21,500
Ted's Café Escondido Holdings, Inc.	14,000	—	—	14,000
Huron Inc.	13,000	—	457	13,457
Community Investors, Inc.	12,300	—	—	12,300
Industrial Safety Technologies, LLC	10,000	—	35	10,035
Dorsey School of Business Holdings, Inc.	10,000	—	—	10,000
C7 Data Centers, Inc.	—	8,000	—	8,000
Miles Media Group, LLC	—	3,450	—	3,450
Education Management, Inc.	—	1,380	1,043	2,423
Cruz Bay Publishing, Inc.	—	—	1,521	1,521
SC Academy Holdings, Inc.	—	—	1,141	1,141
Other (< $1 million)	—	1,500	2,824	4,324
Total debt	95,300	22,830	7,105	125,235
Equity
RadioPharmacy Investors, LLC	—	—	1,719	1,719
Other (< $1 million)	300	—	835	1,135
Total Equity	300	—	2,554	2,854
Total originations and advances	$95,600	$22,830	$9,659	$128,089

Repayments, Sales and Other Reductions of Investment Portfolio
The following table shows our gross payments, reductions and sales of securities during the twelve months ended December 31, 2013 and 2012 by security type:

	Year ended December 31,
	2013		2012
(dollars in thousands)	Amount	% of Total	Amount	% of Total
Debt investments

Senior secured debt	$159,065	75.7%	$283,463	68.7%
Subordinated debt
Secured	20,243	9.6	51,507	12.5
Unsecured	20,144	9.6	12,189	3.0
Total debt investments	199,452	94.9	347,159	84.2
Equity investments
Preferred equity	7,669	3.7	44,439	10.8
Common/common equivalents equity	3,003	1.4	20,597	5.0
Total equity investments	10,672	5.1	65,036	15.8
Total gross payments, reductions and sales of securities	$210,124	100.0%	$412,195	100.0%
During the twelve months ended December 31, 2013 and 2012, our gross payments, reductions and sales of securities by transaction type included:

	Year ended December 31,
(in thousands)	2013	2012
Principal repayments, reductions and loan sales	$164,292	$307,044
Sale of equity investments	9,803	56,562
Scheduled principal amortization	31,779	31,119
Collection of accrued paid-in-kind interest and dividends	4,250	17,470
Total gross payments, reductions and sales of securities	$210,124	$412,195

As shown in the following table, during the twelve months ended December 31, 2013, we monetized all, or part of, 19 portfolio investments with proceeds totaling $175.0 million:

	Year ended
	December 31, 2013
(in thousands)	Principal Repayments and Proceeds from Loan Sales	Sale or Settlement of Equity Investments	PIK Interest and Dividend Prepayments	Total
Monetizations
NDSSI Holdings, LLC	$29,356	$3,217	$831	$33,404
Capstone Logistics, LLC	27,347	—	—	27,347
Chase Industries, Inc.	16,800	—	—	16,800
SoftLayer Technologies, Inc.	13,462	—	—	13,462
Contract Datascan Holdings, Inc.	8,234	2,300	509	11,043
Intrafusion Holdings, Inc.	10,000	—	—	10,000
Sagamore Hill Broadcasting, LLC	8,900	—	—	8,900
The Gavilon Group, LLC	8,000	—	—	8,000
Oceans Acquisition, Inc.	7,500	—	—	7,500
Virtual Radiologic Corp.	7,225	—	—	7,225
Constructions Trailer Specialists, Inc.	6,442	—	33	6,475
Barbri, Inc.	6,099	—	—	6,099
Gans Communications, L.P.	5,015	—	—	5,015
Other < 5 Million	9,912	3,852	—	13,764
Total monetizations	164,292	9,369	1,373	175,034
Other scheduled payments	31,779	434	2,877	35,090
Total gross payments, sales and other reductions of investment portfolio	$196,071	$9,803	$4,250	$210,124
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
ASSET QUALITY
Asset quality is generally a function of portfolio company performance and economic conditions, as well as our underwriting and ongoing management of our investment portfolio. In addition to various risk management and monitoring tools, we use the following investment rating system to characterize and monitor our expected level of returns on each investment in our portfolio:

Investment Rating	Summary Description
1	Capital gain expected or realized
2	Full return of principal and interest or dividend expected with customer performing in accordance with plan
3	Full return of principal and interest or dividend expected, but customer requires closer monitoring
4	Some loss of interest or dividend expected, but still expect an overall positive internal rate of return on the investment
5	Loss of interest or dividend and some loss of principal investment expected, which would result in an overall negative internal rate of return on the investment

The following table shows the distribution of our investments on our 1 to 5 investment rating scale at fair value as of December 31, 2013 and 2012:

(dollars in thousands)	December 31, 2013		December 31, 2012
Investment Rating	Investments at Fair Value	% of Total Portfolio	Investments at Fair Value	% of Total Portfolio
1(a)	$104,657	28.4%	$146,589	30.7%
2	137,586	37.3	209,016	43.7
3	94,102	25.5	96,932	20.3
4	25,976	7.0	22,789	4.8
5	6,552	1.8	2,398	0.5
Total	$368,873	100.0%	$477,724	100.0%
_________________________

(a)	As of December 31, 2013 and December 31, 2012, Investment Rating “1” included $83.4 million and $81.9 million, respectively, of loans to companies in which we also hold equity securities.
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
The following table summarizes the cost and fair value of loans more than 90 days past due and loans on non-accrual status:

	COST BASIS				FAIR VALUE BASIS
	December 31, 2013		December 31, 2012		December 31, 2013		December 31, 2012
(dollars in thousands)	Investments at Cost	% of Loan Portfolio	Investments at Cost	% of Loan Portfolio	Investments at Fair Value	% of Loan Portfolio	Investments at Fair Value	% of Loan Portfolio
Loans greater than 90 days past due
On non-accrual status	$3,897	1.11%	$3,897	0.86%	$—	—%	$—	—%
Total loans greater than 90 days past due	$3,897	1.11%	$3,897	0.86%	$—	—%	$—	—%
Loans on non-accrual status
0 to 90 days past due	$17,531	4.98%	$12,880	2.85%	$4,493	1.34%	$607	0.14%
Greater than 90 days past due	3,897	1.11	3,897	0.86	—	—	—	—
Total loans on non-accrual status	$21,428	6.09%	$16,777	3.71%	$4,493	1.34%	$607	0.14%

The following table summarizes the changes in the cost and fair value of the loans on non-accrual status from December 31, 2012 through December 31, 2013:

	Year ended
	December 31, 2013
(In thousands)	Cost	Fair Value
Non-accrual loan balance as of December 31, 2012	$16,777	$607
Additional loans on non-accrual status
Color Star Growers of Colorado, Inc. - Agriculture	13,522	13,195
Advanced Sleep Concepts, Inc. (Senior) - Home furnishings	7,204	4,493
Total additional loans on non-accrual status	20,726	17,688
Payments received on loans on non-accrual status	(621)	(621)
Change in unrealized gain (loss) on non-accrual loans	—	—
Reversal of previously recognized unrealized loss on non-accrual loans(a)	—	2,273
Realized loss on non-accrual loans(a)	(15,454)	(15,454)
Total change in non-accrual loans	4,651	3,886
Non-accrual loan balance as of December 31, 2013	$21,428	$4,493
_________________________

(a)
Represents the reversal of previously recognized unrealized loss and recognition of realized loss on the non-accrual loans attributed to Color Star and Advanced Sleep Concepts, Inc. and reversal of previously recognized unrealized gain and recognition of realized gain on the non-accrual loan attributed to CWP/RMK Acquisition Corp.

COMPARISON OF THE YEARS ENDED DECEMBER 31, 2013 AND 2012
The following table summarizes the components of our net income for the twelve months ended December 31, 2013 and 2012:

	Years ended
	December 31,		Variance
(dollars in thousands)	2013	2012	$	Percentage
Revenue
Interest and dividend income
Interest income	$43,106	$50,775	$(7,669)	(15.1)%
Dividend income	2,554	3,688	(1,134)	(30.7)
Loan fees	3,165	3,236	(71)	(2.2)
Total interest and dividend income	48,825	57,699	(8,874)	(15.4)
Advisory fees and other income	1,660	3,294	(1,634)	(49.6)
Total revenue	50,485	60,993	(10,508)	(17.2)
Operating expenses
Interest expense	9,087	15,103	(6,016)	(39.8)
Employee compensation
Salaries and benefits	4,928	10,956	(6,028)	(55.0)
Amortization of employee restricted stock	1,179	2,076	(897)	(43.2)
Total employee compensation	6,107	13,032	(6,925)	(53.1)
General and administrative expense	5,381	13,983	(8,602)	(61.5)
Restructuring expense	14	69	(55)	(79.7)
Total operating expense	20,589	42,187	(21,598)	(51.2)
Net operating income before net investment loss, loss on extinguishment of debt and income tax provision	29,896	18,806	11,090	59.0
Net investment loss before income tax provision	(28,594)	(13,299)	(15,295)	115.0
Loss on extinguishment of debt before income tax provision	—	(174)	174	(100.0)
Income tax provision	126	335	(209)	(62.4)
Net income	$1,176	$4,998	$(3,822)	(76.5)
NM=Not Meaningful

TOTAL REVENUE
Total revenue includes interest and dividend income, loan fees, advisory fees and other income. The following sections describe the reasons for the variances in each major component of our revenue during the twelve months ended December 31, 2013 from the twelve months ended December 31, 2012.
INTEREST INCOME
The level of interest income that we earn depends upon the level of interest-bearing investments outstanding during the period, as well as the weighted-average yield on these investments. During the twelve months ended December 31, 2013, the total yield on our average debt portfolio at fair value was 12.2% compared to 11.3% during the twelve months ended December 31, 2012. The weighted-average yield varies each period because of changes in the composition of our portfolio of debt investments, changes in stated interest rates, accelerations of unearned fees on paid-off/restructured loans and the balance of loans on non-accrual status for which we are not accruing interest.
The following table shows the various components of the total yield on our average debt portfolio at fair value for the twelve months ended December 31, 2013 and 2012:

	Year ended
	December 31
	2013	2012
Average 90-day LIBOR	0.3%	0.4%
Spread to average LIBOR on average loan portfolio	11.9	10.9
Impact of fee accelerations of unearned fees on paid/restructured loans	0.3	0.4
Impact of non-accrual loans	(0.3)	(0.4)
Total yield on average loan portfolio	12.2%	11.3%
During the twelve months ended December 31, 2013, interest income was $43.1 million, compared to $50.8 million during the twelve months ended December 31, 2012, which represented a $7.7 million, or 15.1%, decrease. This decrease reflected (i) a $11.5 million decrease resulting from a 21.0% decrease in our average loan balance, (ii) a $1.8 million decrease due to interest rate floors, (iii) a $0.8 million decrease related to the decrease in LIBOR and (iv) a $0.7 million decrease resulting from loans that were on non-accrual status during the twelve months ended December 31, 2013 but that had been accruing interest during the twelve months ended December 31, 2012. These decreases were partially offset by a $7.1 million increase in interest income resulting from a 1.3% increase in our net spread to LIBOR.
PIK Income
Interest income includes certain amounts that we have not received in cash, such as PIK interest. PIK interest represents contractually deferred interest that is added to the principal balance of the loan and compounded if not paid on a current basis. Borrowers may in some instances be required to prepay PIK because of certain contractual provisions or they may choose to prepay; however, more typically, PIK is paid at the end of the loan term. The following table shows the PIK-related activity for the twelve months ended December 31, 2013 and 2012, at cost:

	Year ended
	December 31
(in thousands)	2013	2012
Beginning PIK loan balance	$9,043	$15,653
PIK interest earned during the period	6,480	5,253
Interest receivable converted to PIK	605	—
Payments received from PIK loans	(3,381)	(8,996)
PIK converted from (to) other securities	—	3,143
Realized loss	(615)	(6,010)
Ending PIK loan balance	$12,132	$9,043
As of December 31, 2013, all of our PIK loans were accruing interest and, as of December 31, 2012, we were not accruing interest on $0.4 million of the ending PIK loan balance, at cost. During the twelve months ended December 31,

2013, the payments received on PIK loans, included $1.0 million collected in conjunction with the partial repayment of our investment in Education Management, Inc., as well as $0.8 million and $0.5 million collected in conjunction with the repayments in full of our investments in NDSSI Holdings, LLC and Contract Datascan Holdings, Inc., respectively. The payments received from PIK loans during the twelve months ended December 31, 2012, included $2.9 million from Jet Plastica Investors, LLC, $1.8 million from GSDM Holdings Corp. and $1.3 million from Coastal Sunbelt Holding, Inc.
DIVIDEND INCOME
We accrete dividends on equity investments with stated dividend rates as they are earned, to the extent that we believe the dividends will be paid ultimately and the associated portfolio company has sufficient value to support the accretion. We recognize dividends on our other equity investments when we receive the dividend payment. Our dividend income varies from period to period because of changes in the size and composition of our equity investments, the yield from the investments in our equity portfolio and the ability of the portfolio companies to declare and pay dividends. During the twelve months ended December 31, 2013 and 2012, we recognized dividend income of $2.6 million and $3.7 million, respectively. In addition, during the twelve months ended December 31, 2013 and 2012, we received payments on accrued dividends of $0.9 million and $8.5 million, respectively. As of December 31, 2013, the balance of accrued dividends was $10.9 million.
ADVISORY FEES AND OTHER INCOME
Advisory fees and other income primarily include fees related to prepayment, advisory and management services, equity structuring, syndication, bank interest and other income. Generally, advisory fees and other income relate to specific transactions or services and, therefore, may vary from period to period depending on the level and types of services provided. During the twelve months ended December 31, 2013, we earned $1.7 million of advisory fees and other income, which represented a $1.6 million, or 49.6%, decrease from the twelve months ended December 31, 2012. This decrease resulted from a decrease in prepayment premiums of $1.6 million during 2013.
TOTAL OPERATING EXPENSES
Total operating expenses include interest, employee compensation and general and administrative expenses. The reasons for these variances are discussed in more detail below.
INTEREST EXPENSE
During the twelve months ended December 31, 2013, we incurred $9.1 million of interest expense, which represented a $6.0 million, or 39.8%, decrease from the same period in 2012. Our average cost to borrow decreased from 4.60% during the year ended December 31, 2012 to 4.46% during the year ended December 31, 2013, principally due to a decrease in the amortization of deferred financing costs (from $5.6 million to $1.2 million), offset by the repayment of securitized debt in our 2006-1 Trust, which carried interest rates ranging from L+0.33% to L+2.25%.
During the year ended December 31, 2013, our averaging borrowings declined to approximately $201 million from an average of approximately $324 million for the same period in 2012, which accounted for a $4.9 million reduction in our interest expense. In addition, interest expense decreased by $4.4 million related to decreased amortization of debt issuance costs and $0.5 million due to a decrease in the average LIBOR rate from 0.43% to 0.27%. These decreases were offset by $3.8 million attributable to the spread to LIBOR increasing from approximately 2.46% to 3.63%.
We recognized $1.2 million in deferred financing costs during the twelve months ended December 31, 2013, down $4.4 million from 2012. The decrease is primarily attributable to $2.9 million in deferred financing fees related to our SunTrust Warehouse financing facility which terminated in 2012.
EMPLOYEE COMPENSATION
Employee compensation expense includes base salaries and benefits, variable annual incentive compensation and amortization of employee stock awards. During the twelve months ended December 31, 2013, our employee compensation expense was $6.1 million, which represented a $6.9 million, or 53.1%, decrease from the same period in 2012. Our salaries and benefits decreased by $6.0 million, or 55.0%, due to a $3.9 million decrease in incentive compensation and a $2.2 million decrease in salaries and benefits primarily resulting from our operational realignment. As of December 31, 2013, we had 17 employees compared to 21 employees as of December 31, 2012.
During the twelve months ended December 31, 2013, we recognized $1.2 million of compensation expense related to employee restricted stock awards, a decrease of $0.9 million from the same period in 2012. The decrease in amortization of restricted stock awards resulted from a decrease of $0.3 million due to forfeitures of restricted stock awards, a decrease of $0.3 million due to accelerated amortization of awards related to employees whose employment was terminated, and a decrease of $0.3 million due to the expiration of the requisite service period for stock awards net of the amortization of new awards.
GENERAL AND ADMINISTRATIVE
During the twelve months ended December 31, 2013, general and administrative expense was $5.4 million, which represented an $8.6 million, or 61.5%, decrease compared to the same period in 2012. General and administrative expense for 2012 included $4.8 million in transition costs, including $3.3 million in severance related expenses and $1.5 million in costs to move our corporate headquarters and improve our information technology systems. In addition, the decrease in general and administrative expense reflected (i) a $2.2 million decrease due to reduced occupancy and other costs for our new corporate office space, (ii) a $0.6 million decrease due to reduced directors and officers insurance costs, (iii) a $0.4 million decrease in board of directors fees, (iv) a $0.4 million decrease in legal fees related to portfolio litigation, (v) a $0.3 million decrease in data processing costs related to our loan servicing system, (vi) a $0.3 million decrease in professional consulting services for corporate and investment related services, (vii) a $0.1 million decrease in professional consulting services for information technology related matters, and (viii) a $0.1 million decrease in telecommunications costs. These decreases were partially offset by a $0.8 million increase in severance costs related to employee terminations in the third quarter of 2013.
NET INVESTMENT (LOSS) GAIN BEFORE INCOME TAX PROVISION
During the twelve months ended December 31, 2013, we incurred $28.6 million of net investment losses before income tax provision, compared to $13.3 million during the same period in 2012. These amounts represent the total of net realized gains and losses, net unrealized (depreciation) appreciation, and reversals of unrealized (appreciation) depreciation. We reverse unrealized (appreciation) depreciation at the time that we realize the gain or loss. The following table summarizes our realized and unrealized (loss) and gain on investments and changes in our unrealized appreciation and depreciation on investments for the twelve months ended December 31, 2013:

		Year ended December 31, 2013
(in thousands)	Industry	Type	Realized Gain/(Loss)	Unrealized (Depreciation)/ Appreciation	Reversal of Unrealized Depreciation/ (Appreciation)	Net (Loss)/ Gain
Portfolio Company
Color Star Growers of Colorado, Inc.	Agriculture	Non-Affiliate	$(13,522)	$(327)	$327	$(13,522)
Virtual Radiologic Corporation	Healthcare	Non-Affiliate	(6,298)	(3,341)	4,841	(4,798)
RadioPharmacy Investors, LLC	Healthcare	Control	—	(4,655)	—	(4,655)
G&L Investment Holdings, LLC	Insurance	Non-Affiliate	—	(3,870)	—	(3,870)
Education Management, Inc.	Education	Affiliate	—	(3,627)	—	(3,627)
Advanced Sleep Concepts, Inc.	Home Furnishings	Non-Affiliate	(3,424)	(2,381)	3,249	(2,556)
Maverick Healthcare Equity, LLC	Healthcare	Non-Affiliate	—	(1,144)	—	(1,144)
Miles Media Group, LLC	Business Services	Affiliate	2,877	1,192	(1,170)	2,899
C7 Data Centers, Inc.	Business Services	Affiliate	—	1,114	—	1,114
Other (< $1 million net gain (loss))			(1,523)	2,395	693	1,565
Total			$(21,890)	$(14,644)	$7,940	$(28,594)

•
In December 2013, Color Star filed a voluntary pre-packaged chapter 11 plan to sell substantially all of Color Star's assets, which was approved by the U.S. Bankruptcy Court and became effective in January 2014. The proceeds from the sale were less than the claims senior to our subordinate debt investment, resulting in a realized loss of $13.5 million.

•
We received $7.2 million from the sale of our debt investment in Virtual Radiologic Corporation, which resulted in a $6.3 million realized loss and a reversal of previously unrealized depreciation of $4.8 million.

•
We recorded $4.7 million of unrealized depreciation on our investment in RadioPharmacy Investors, LLC due to an increased cost basis related to preferred dividends and to reflect a decrease in the performance of that company.

•
During 2013, we recorded $3.9 million of unrealized depreciation on our investment in G&L Investment Holdings, LLC, to reflect proceeds from the January 2014 sale of our preferred and common stock investment.

•
We recorded $3.6 million of unrealized depreciation on our investment in Education Management, Inc. to reflect a decrease in the performance of that company and the exchange, in the fourth quarter of 2013, of $5.0 million of principal of our senior debt investment for a new class of preferred stock of Education Management, Inc.

•
During 2013, we wrote off our preferred and common equity investments in Advanced Sleep Concepts, Inc. resulting in a realized loss of $3.4 million and a reversal of previously recorded unrealized depreciation of $3.2 million. In addition, we recorded $2.4 million of unrealized depreciation on our investment in Advanced Sleep Concepts, Inc. to reflect a decrease in the performance of that company.

•	We recorded $1.1 million of unrealized depreciation on our investment in Maverick Healthcare Equity, LLC to reflect a decrease in the performance of that company.

•
We received $3.0 million for the sale of our equity investment in Miles Media Group, LLC, which resulted in a $2.9 million realized gain and a reversal of previously unrealized appreciation of $1.2 million.

•
We recorded $1.1 million of unrealized appreciation on our investment in C7 Data Centers, Inc. to reflect improvement in the company's performance and the value indicated by the recent sale of new preferred stock of C7 Data Centers, Inc. to third parties.

The remaining unrealized depreciation and appreciation shown in the above table resulted predominantly from a change in the performance of certain of our portfolio companies and the multiples used to value certain of our investments.
The following table summarizes our realized and unrealized (loss) and gain on investments and changes in our unrealized appreciation and depreciation on investments for 2012:

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

•
In August 2012, Broadview Networks Holdings, Inc., or Broadview, filed a voluntary pre-packaged chapter 11 plan of reorganization which was approved by the U.S. Bankruptcy Court and became effective in

November 2012. As of December 31, 2012, our fair value estimate of our investment in Broadview reflects our reduced ownership resulting from this restructuring and the performance of the company.

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

•
We received $0.4 million in proceeds from the sale of all the assets of Intran Media, LLC which resulted in a realized loss on our equity investments of $12.7 million and a reversal of previously unrealized depreciation of $12.9 million.

•
We restructured our subordinated debt investment in Cruz Bay Publishing, Inc. and canceled a portion of our outstanding subordinated loan balance, resulting in a $3.0 million realized loss and a reversal of previously unrealized depreciation of $4.8 million.

•
We received $44,000 in the sale of our equity investment in Philadelphia Media Network, Inc. and wrote off our equity investment in PremierGarage Holdings, LLC, resulting in realized losses and reversals of previously unrealized depreciation on those investments.

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
INCOME TAX PROVISION
During the twelve months ended December 31, 2013, we incurred a $0.1 million income tax provision compared to a $0.3 million income tax provision during the twelve months ended December 31, 2012. The income tax provision for both periods was primarily attributable to flow-through taxable income on certain investments held by our subsidiaries.

SELECTED QUARTERLY DATA
The following tables summarize key unaudited financial information for the eight quarters ended December 31, 2013. Results for any quarter are not necessarily indicative of results for the full year or for any future quarter.

	2013 Quarters				2012 Quarters
(in thousands, except per share amounts)	Fourth	Third	Second	First	Fourth	Third	Second	First
INCOME STATEMENT DATA
Revenue	$11,179	$13,170	$12,890	$13,246	$13,421	$12,069	$17,944	$17,559
Net operating income before net investment loss, loss on extinguishment of debt and income tax provision	6,333	7,964	7,556	8,043	5,113	4,056	5,595	4,042
Net investment gain (loss) before income tax provision	(24,757)	(4,616)	1,012	(233)	1,305	228	(12,339)	(2,493)
Net income (loss)	(18,439)	3,289	8,574	7,752	6,412	4,266	(7,037)	1,357
PER COMMON SHARE DATA
Net operating income before net investment gain (loss), loss on extinguishment of debt and income tax provision per common share—basic and diluted	$0.09	$0.11	$0.11	$0.11	$0.07	$0.06	$0.07	$0.05
Income (Loss) earnings per weighted-average common share—basic and diluted	$(0.26)	$0.05	$0.12	$0.11	$0.09	$0.06	$(0.09)	$0.02
Cash dividends declared per common share	$0.125	$0.125	$0.125	$0.125	$0.125	$0.14	$0.14	$0.17
SELECTED PERIOD-END BALANCES
Investment portfolio balances
Fair value	$368,873	$395,532	$456,027	$409,022	$477,724	$444,793	$453,471	$666,140
Cost	566,438	589,270	645,048	596,287	668,787	662,035	676,352	961,058
Total assets	513,993	546,018	580,311	606,993	630,776	638,427	752,314	844,224
Borrowings	175,172	179,173	204,927	233,015	248,053	249,053	339,778	402,783
Total stockholders’ equity	333,954	363,501	368,709	368,672	371,728	378,740	389,926	418,485
Net asset value per common share outstanding(a)	$4.74	$5.10	$5.18	$5.18	$5.18	$5.20	$5.26	$5.45
OTHER PERIOD-END DATA
Average size of investment
Fair value	$10,849	$10,987	$11,123	$10,226	$10,857	$9,884	$9,648	$11,895
Cost	16,660	16,369	15,733	14,907	15,200	14,712	14,390	17,162
Number of portfolio companies	34	36	41	40	44	45	47	56
Number of employees	17	17	21	20	21	24	27	33
WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING—BASIC AND DILUTED	69,924	71,218	71,217	71,507	72,594	73,431	75,142	77,050
NUMBER OF COMMON SHARES OUTSTANDING AT PERIOD-END	70,510	71,212	71,222	71,212	71,721	72,788	74,062	76,762

(a) Based on common shares outstanding at period-end.

The following tables summarize key unaudited information about our investment portfolio for the eight quarters ended December 31, 2013. Results for any quarter are not necessarily indicative of results for the full year or for any future quarter.

	2013 Quarters				2012 Quarters
(in thousands, except per share amounts)	Fourth	Third	Second	First	Fourth	Third	Second	First
PORTFOLIO COMPANY DATA (FAIR VALUE)
Portfolio by type
Debt investments
Senior secured debt	$185,524	$218,937	$261,904	$214,907	$291,760	$324,228	$328,094	$458,928
Subordinated debt
Secured	108,338	114,173	113,019	111,801	114,983	79,191	88,503	112,070
Unsecured	42,452	22,771	39,245	39,085	26,274	—	—	12,353
Total debt investments	336,314	355,881	414,168	365,793	433,017	403,419	416,597	583,351
Equity investments
Preferred equity	28,390	37,284	39,384	39,264	41,558	39,524	34,991	77,901
Common equity/equivalents	4,169	2,367	2,475	3,965	3,149	1,850	1,883	4,888
Total equity investments	32,559	39,651	41,859	43,229	44,707	41,374	36,874	82,789
Total portfolio	$368,873	$395,532	$456,027	$409,022	$477,724	$444,793	$453,471	$666,140
Percentage of total portfolio
Debt investments
Senior secured debt	50.3%	55.4%	57.4%	52.5%	61.1%	72.9%	72.4%	68.9%
Subordinated debt
Secured	29.4	28.8	24.8	27.3	24.1	17.8	19.5	16.8
Unsecured	11.5	5.8	8.6	9.6	5.4	—	—	1.9
Total debt investments	91.2	90.0	90.8	89.4	90.6	90.7	91.9	87.6
Equity investments
Preferred equity	7.7	9.4	8.6	9.6	8.7	8.9	7.7	11.7
Common equity/equivalents	1.1	0.6	0.6	1.0	0.7	0.4	0.4	0.7
Total equity investments	8.8	10.0	9.2	10.6	9.4	9.3	8.1	12.4
Total portfolio	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
YIELD ON AVERAGE LOAN PORTFOLIO AT FAIR VALUE
Average 90-Day LIBOR	0.2%	0.3%	0.3%	0.3%	0.3%	0.4%	0.5%	0.5%
Spread to average LIBOR on average loan portfolio	12.1	12.0	12.1	11.7	11.3	10.9	10.7	10.6
Impact of fee accelerations of unearned fees on paid/restructured loans	0.5	0.6	0.1	0.1	0.5	0.3	0.6	0.2
Impact of non-accrual loans	(0.7)	(0.5)	—	—	(0.3)	(0.5)	(0.3)	(0.4)
Total yield on average loan portfolio	12.1%	12.4%	12.5%	12.1%	11.8%	11.1%	11.5%	10.9%
COMPOSITION OF LOAN PORTFOLIO BY INTEREST TYPE (FAIR VALUE)
Percentage of loans with fixed interest rates	26.7%	27.2%	27.2%	30.6%	23.7%	10.6%	13.1%	12.7%
Percentage of loans with floating interest rates	73.3%	72.8%	72.8%	69.4%	76.3%	89.4%	86.9%	87.3%
PERCENTAGE OF TOTAL DEBT INVESTMENTS (FAIR VALUE)
Loans on non-accrual status	1.3%	3.7%	0.1%	0.2%	0.1%	4.0%	3.0%	4.0%
Loans greater than 90 days past due	—%	—%	—%	—%	—%	3.1%	2.8%	1.8%
PERCENTAGE OF TOTAL DEBT INVESTMENTS (COST)
Loans on non-accrual status	6.1%	7.4%	3.4%	3.9%	3.7%	7.2%	5.8%	12.8%
Loans greater than 90 days past due	1.1%	1.0%	0.9%	1.0%	0.9%	4.2%	3.2%	2.2%

COMPARISON OF THE YEARS ENDED DECEMBER 31, 2012 AND 2011
The following table summarizes the components of our net income (loss) for the twelve months ended December 31, 2012 and 2011:

	Years ended
	December 31,		Variance
(dollars in thousands)	2012	2011	$	Percentage
Revenue
Interest and dividend income
Interest income	$50,775	$71,133	$(20,358)	(28.6)%
Dividend income	3,688	7,344	(3,656)	(49.8)
Loan fees	3,236	3,731	(495)	(13.3)
Total interest and dividend income	57,699	82,208	(24,509)	(29.8)
Advisory fees and other income	3,294	3,488	(194)	(5.6)
Total revenue	60,993	85,696	(24,703)	(28.8)
Operating expenses
Interest expense	15,103	15,634	(531)	(3.4)
Employee compensation
Salaries and benefits	10,956	11,998	(1,042)	(8.7)
Amortization of employee restricted stock	2,076	2,081	(5)	(0.2)
Total employee compensation	13,032	14,079	(1,047)	(7.4)
General and administrative expense	13,983	14,036	(53)	(0.4)
Restructuring expense	69	4,289	(4,220)	(98.4)
Total operating expense	42,187	48,038	(5,851)	(12.2)
Net operating income before net investment gain (loss), loss on extinguishment of debt and income tax provision	18,806	37,658	(18,852)	(50.1)
Net investment loss before income tax provision	(13,299)	(129,873)	116,574	(89.8)
(Loss) gain on extinguishment of debt before income tax provision	(174)	(863)	689	(79.8)
Income tax provision	335	37	298	NM
Net income (loss)	$4,998	$(93,115)	$98,113	NM
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
INTEREST EXPENSE
During the twelve months ended December 31, 2012, we incurred $15.1 million of interest expense, which represented a $0.5 million, or 3.4%, decrease from the same period in 2011. During these respective periods, our average cost to borrow increased from 3.1% to 4.6%, principally due to the repayment of securitized debt of our 2006-1 Trust (which carried interest rates ranging from L+0.33% to L+2.25%), additional borrowings under the SBIC debenture program (which carries a weighted average fixed rate of 4.33%) and an increase in the amortization of deferred financing costs (from $3.0 million to $5.6 million).
During the twelve months ended December 31, 2012, our averaging borrowings declined to approximately $324 million from an average of approximately $501 million for the same period in 2011, which accounted for a $5.2 million reduction in our interest expense. This decrease in interest expense was offset by an increase of $2.6 million related to increased amortization of debt issuance costs, $1.6 million attributable to the spread to LIBOR increasing from approximately 2.1% to 2.5%, and $0.5 million due to an increase in the average LIBOR rate from 0.3% to 0.4%.
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
EMPLOYEE COMPENSATION
Employee compensation expense includes base salaries and benefits, variable annual incentive compensation and amortization of employee stock awards. During the twelve months ended December 31, 2012, our employee compensation expense was $13.0 million, which represented a $1.0 million, or 7.4%, decrease from the same period in 2011. Our salaries and benefits decreased by $1.0 million, or 8.7%, due to a $3.8 million decrease in salaries and benefits primarily resulting from reductions in our workforce that occurred as part of our corporate restructuring and operational realignment that began in August 2011. As of December 31, 2012, we had 21 employees compared to 63 employees as of June 30, 2011. The decrease in salaries and benefits was offset by an increase in incentive compensation of $2.8 million primarily resulting from incentive and inducement bonuses for 2012.
During each of the twelve months ended December 31, 2012 and 2011, we recognized $2.1 million of compensation expense related to employee restricted stock awards. The amortization of restricted stock awards during the twelve months ended December 31, 2012 included accelerated amortization of $0.3 million of awards to employees whose employment was terminated in during 2012.

GENERAL AND ADMINISTRATIVE
During the twelve months ended December 31, 2012, general and administrative expense was $14.0 million, which represented a $0.1 million, or 0.4%, decrease compared to the same period in 2011. General and administrative expense for 2012 included $4.8 million in transition costs, including $3.3 million in severance related expenses and $1.5 million in costs to move our corporate headquarters and improve our information technology systems.
NET INVESTMENT (LOSS) GAIN BEFORE INCOME TAX PROVISION
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

•
We received $0.4 million in proceeds from the sale of all the assets of Intran Media, LLC which resulted in a realized loss on our equity investments of $12.7 million and a reversal of previously unrealized depreciation of $12.9 million.

•
We restructured our subordinated debt investment in Cruz Bay Publishing, Inc. and canceled a portion of our outstanding subordinated loan balance, resulting in a $3.0 million realized loss and a reversal of previously unrealized depreciation of $4.8 million.

•
We received $44,000 in the sale of our equity investment in Philadelphia Media Network, Inc. and wrote off our equity investment in PremierGarage Holdings, LLC, resulting in realized losses and reversals of previously unrealized depreciation on those investments.

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
FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
Our financial liquidity principally comes from our cash on hand and the spread we earn on our investments, principally loans, over our cost to borrow, operate our business and gains and losses on our investments. We may also use our available liquidity to pay dividends to our stockholders and to repurchase our common stock in the open market under our stock repurchase program. For the year ended December 31, 2013, we declared 50.0 cents per share in dividends and paid $35.4 million in total dividends. We also repurchased 1,016,739 shares of our common stock for $4.7 million at a weighted average price of $4.62 per share.
For the year ended December 31, 2013, we earned 12.2% on our average loan portfolio at fair value of $377.8 million and our weighted average cost to borrow was 4.5% on average borrowings of $200.9 million. Including dividend income and fee income, we earned $29.9 million of net operating income and $1.2 million of net income.
At December 31, 2013, we had $91.6 million in cash and cash equivalents available for general corporate purposes, $32.5 million of cash in restricted accounts related to our SBIC that we could use to fund new investments in the SBIC and $1.4 million of restricted cash held in escrow. In addition, we had $13.9 million in securitization accounts that may only be used to make interest and principal payments on our securitized borrowings or distributions to MCG in accordance with the indenture agreement. We also have full access to a $20 million unsecured revolving credit facility that we can use for general corporate purposes.

In January 2014, we used $40.3 million of cash, including the $13.9 million of securitized cash as of December 31, 2013, to repay in full the outstanding borrowings of our 2006-1 Trust. We received $14.9 million for for the 2006-1 Trust Class D notes that we held resulting in a net repayment of $25.4 million.
Although there can be no assurance, we believe we have sufficient liquidity to meet our operating requirements for the remainder of 2014, as well as liquidity for new origination opportunities and potential dividend distributions.
CASH AND CASH EQUIVALENTS, CASH, SECURITIZATION ACCOUNTS, AND CASH, RESTRICTED
Our Consolidated Balance Sheets and our Consolidated Statements of Cash Flows reflect three categories of cash: cash and cash equivalents; cash, securitization accounts; and cash, restricted. Each of these categories is described more fully below:

•
Cash and cash equivalents represents unrestricted cash, including checking accounts, interest bearing deposits collateralized by marketable debt securities and highly liquid investments with original maturities of 90 days or less. As of December 31, 2013 and 2012, we had $91.6 million and $73.6 million, respectively, in cash and cash equivalents. As of December 31, 2013, our cash and cash equivalents included $56.7 million that was held in interest-bearing accounts.

•
Cash, securitization accounts includes principal and interest payments received on securitized loans, which, are held in designated bank accounts until quarterly disbursements are made from the securitization trust. We are generally required to use a portion of these amounts to pay interest expense, reduce borrowings or pay other amounts in accordance with the related securitization agreement. Cash in securitization accounts has a negative impact on our earnings since the interest we pay on borrowings typically exceeds the rate of return that we are able to earn on temporary cash investments. Our objective is to maintain sufficient cash-on-hand and availability under our debt facilities to cover current funding requirements. As of December 31, 2013 and 2012, we had $13.9 million and $17.0 million, respectively, in cash, securitization accounts.

•
Cash, restricted includes cash held for regulatory purposes and cash held in escrow. The largest component of restricted cash is cash held by Solutions Capital I, L.P., or Solutions Capital, a wholly owned subsidiary licensed as an SBIC under the Small Business Investment Act of 1958, as amended, or the SBIC Act, which generally is restricted to the origination of new loans by Solutions Capital. As of December 31, 2013 and 2012, we had $33.9 million and $54.8 million respectively, of restricted cash.

During the twelve months ended December 31, 2013, our operating activities provided $115.4 million of cash and cash equivalents, and our financing activities used $97.4 million of cash and cash equivalents.

LIQUIDITY AND CAPITAL RESOURCES—BORROWINGS
As of December 31, 2013, we reported $175.2 million of borrowings on our Consolidated Balance Sheets at cost. The following table summarizes our borrowing facilities, the facility amounts and the amounts outstanding.

		December 31, 2013		December 31, 2012
(dollars in thousands)	Maturity Date	Total Facility/ Program	Amount Outstanding	Total Facility/ Program	Amount Outstanding
SBIC
2008-10B	September 2018	$2,600	$2,600	$2,600	$2,600
2009-10A	March 2019	12,000	12,000	12,000	12,000
2009-10B	September 2019	13,000	13,000	13,000	13,000
2010-10B	September 2020	27,500	27,500	27,500	27,500
2011-10A	March 2021	53,500	53,500	53,500	53,500
2012-10A	March 2022	41,400	41,400	41,400	41,400
MCG Commercial Loan Trust 2006-1(a)
Series 2006-1 Class B Notes	April 2018(b)	—	—	37,151	37,151
Series 2006-1 Class C Notes(c)	April 2018(b)	—	—	45,000	32,000
Series 2006-1 Class D Notes(d)	April 2018(b)	40,016	25,172	45,945	28,902
Bank of America Unsecured Revolver
Unsecured Revolving Note	November 2014	20,000	—	20,000	—
Total borrowings		$210,016	$175,172	$298,096	$248,053
__________ (a) In April 2013, the Class B Notes were repaid in full, in October 2013, the Class C Notes were repaid in full, and in January 2014 the Class D Notes were repaid in full.
(b)    Borrowings under the MCG Commercial Loan Trust 2006-1 facility are listed based on the contractual maturity date.  In November 2013, we directed the trustee to redeem the remaining Class D Notes on the next quarterly payment date, which was January 21, 2014.

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

As of December 31, 2013, our asset coverage ratio was 1,418%. This ratio does not include our SBIC debt which the SEC has permitted us to exclude from the asset coverage ratio requirements pursuant to an exemptive order.
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
We have funded our current secured borrowing debt facility through a bankruptcy remote, special-purpose, wholly owned subsidiary. Therefore, as of December 31, 2013, this subsidiary’s assets may not be available to our creditors. In November 2013, we directed the trustee to redeem the remaining notes on the next quarterly payment date and, on January 21, 2014, we repaid the Class D Notes in full and the loan and equity investments held by the 2006-1 Trust were transferred back to MCG, the parent.
SBIC DEBENTURES
In December 2004, we formed a wholly owned subsidiary, Solutions Capital. Solutions Capital has a license from the SBA to operate as an SBIC under the SBIC Act. The license permits Solutions Capital to borrow up to $150.0 million from the SBA, which is the maximum amount of outstanding leverage available to single-license SBIC companies.

To realize the full $150.0 million borrowing for which we have received approval under the SBIC program, we have funded a total of $75.0 million to Solutions Capital. As of each of December 31, 2013 and 2012, Solutions Capital had borrowed $150.0 million. We are permitted to use these funds to provide debt and equity capital to qualifying small businesses. However, we may not use these borrowings to provide additional financing to certain companies that are currently in our portfolio without SBA approval. In addition, we may not use these funds for MCG’s, the parent company’s, working capital.
SBICs are subject to regulation and oversight by the SBA, including requirements to maintain certain minimum financial ratios and other covenants. An SBIC license does not assure an SBIC maintenance of SBA-guaranteed debenture funding, which is dependent upon continued compliance with SBA regulations and policies. The SBA, as a creditor, will have superior claim to Solutions Capital’s assets over our stockholders in the event we liquidate Solutions Capital or the SBA exercises its remedies upon an event of default under the SBA-guaranteed debentures issued by Solutions Capital.
The following table sets forth the maturity of Solutions Capital debentures, as well as the maturity of the investments and the current balance of restricted cash in Solutions Capital as of December 31, 2013.

	Maturities
(in thousands)	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Borrowings	$150,000	$—	$—	$2,600	$147,400
Collateral
Fair value of debt investments	204,106	1,860	36,368	146,211	19,667
Fair value of equity investments(a)	2,846	—	—	—	2,846
Cash, restricted account	32,493	32,493	—	—	—
Total collateral	$239,445	$34,353	$36,368	$146,211	$22,513
____________________
(a)    Equity investments do not have a stated maturity date.
MCG COMMERCIAL LOAN TRUST 2006-1
As of December 31, 2013, we had $25.2 million of securitized Class D Notes outstanding under the 2006-1 Trust, which was secured by $76.3 million of loans and equity investments and $13.9 million of cash. We retained all of the equity in the securitization. In November 2013, we directed the trustee to redeem the remaining notes on the next quarterly payment date and, on January 21, 2014, we repaid the Class D Notes in full and the loan and equity investments held by the 2006-1 Trust were transferred back to MCG, the parent.
BANK OF AMERICA UNSECURED REVOLVER
In November 2012, we obtained an unsecured revolving credit facility with Bank of America, N.A. in the principal amount of $20.0 million, or Bank of America Unsecured Revolver. Advances under the Bank of America Unsecured Revolver will bear interest at LIBOR plus 4.0% per annum and will expire in November 2014.  As of December 31, 2013, there were no borrowings outstanding on the Bank of America Unsecured Revolver.
The Bank of America Unsecured Revolver is subject to certain collateral requirements and financial covenants. Included among them are requirements that we maintain a ratio of all unencumbered assets to outstanding amounts under the Bank of America Unsecured Revolver of at least four-to-one, as well as a ratio of unencumbered cash and senior portfolio loans to outstanding amounts under the Bank of America Unsecured Revolver of at least three-to-one. The Bank of America Unsecured Revolver requires that we maintain a zero balance for a period of at least five consecutive days during the six-month period immediately preceding June 30th and December 31st of each year. The Bank of America Unsecured Revolver may be prepaid at any time.

WEIGHTED-AVERAGE BORROWINGS AND COST OF FUNDS
The following table shows our weighted-average borrowings, the weighted-average interest rate on all of our borrowings, including amortization of deferred debt issuance costs and commitment fees, the average LIBOR, and the average spread to LIBOR for 2013 and 2012:

	Year ended
(dollars in thousands)	December 31, 2013	December 31, 2012
Weighted-average borrowings	$200,918	$324,128
Average LIBOR	0.27%	0.43%
Average spread to LIBOR, excluding amortization of deferred debt issuance costs	3.63	2.46
Impact of amortization of deferred debt issuance costs	0.56	1.70
Total cost of funds	4.46%	4.59%

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
On January 17, 2012, our board of directors authorized a stock repurchase program of up to $35.0 million, which was terminated after we effected repurchases totaling approximately $29.4 million. On October 25, 2013, our board of directors authorized an additional stock repurchase program of up to $25.0 million. On February 28, 2014, our board of directors increased the stock repurchase program to $35.0 million. Under the program, we are authorized to repurchase shares of our common stock in open market transactions, including through block purchases, depending on prevailing market conditions and other factors. The repurchase program may be extended, modified or discontinued at any time for any reason. The program does not obligate us to acquire any specific number of shares, and all repurchases will be made in accordance with SEC Rule 10b-18, which sets certain restrictions on the method, timing, price and volume of stock repurchases. Under both programs, during the twelve months ended December 31, 2013, we repurchased 1,016,739 shares of our common stock at a weighted average purchase price of $4.62 per share, which was a 10.2% discount from our quarterly net asset value per share.
We requested and received the assurance of the staff of the Division of Investment Management that it would not recommend enforcement action to the SEC under the 1940 Act or Rule 17d-1 thereunder if we engage in a stock repurchase program and agree not to issue additional restricted stock under any compensation plan unless such issuance, together with all restricted stock outstanding under all compensation plans, does not exceed 10% of our outstanding common stock at the time of such issuance less the total number of shares previously issued, in the aggregate, pursuant to all compensatory plans. Although, as of December 31, 2013, there were 1,425,006 shares of our common stock available for issuance under our Third Amended and Restated 2006 Employee Restricted Stock Plan, or 2006 Plan, as of December 31, 2013 and 2012, an aggregate of 178,853 and 107,924 shares of restricted stock, respectively, could be issued under our 2006 Plan and our Third Amended and Restated 2006 Non-Employee Director Restricted Stock Plan, or 2006 Non-Employee Plan, before reaching the 10% threshold set forth in the SEC's order. The increase in shares that could be issued under the restricted stock plans from December 31, 2012 to December 31, 2013 is attributable to the forfeiture of share awards for which the requisite service period had not been satisfied.
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
We do not report the unused portions of these commitments on our Consolidated Balance Sheets. As of December 31, 2013, we had $18.1 million of outstanding unused loan commitments. We believe that our operations, monetizations, revolving credit facility and unrestricted cash will provide sufficient liquidity to fund, as necessary, requests to draw on these unfunded commitments. We estimate that the fair value of these commitments was $0.1 million based on the fees that we currently charge to enter into similar arrangements, taking into account the creditworthiness of the counterparties. From time to time, we provide guarantees or standby letters of credit on behalf of our portfolio companies. As of December 31, 2013, we had no outstanding guarantees or standby letters of credit.
CONTRACTUAL OBLIGATIONS
The following table shows our contractual obligations as of December 31, 2013:

(in thousands)	Payments Due by Period
Contractual Obligations(a)	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Borrowings
Term securitizations(b)	$25,172	$25,172	$—	$—	$—
SBIC	150,000	—	—	2,600	147,400
Total borrowings	175,172	25,172	—	2,600	147,400
Interest payments on borrowings(c)	47,152	6,687	13,006	13,006	14,453
Operating leases(d)	943	368	575	—	—
Severance obligations(e)	341	341	—	—	—
Total contractual obligations	$223,608	$32,568	$13,581	$15,606	$161,853

(a)	Excludes the unused commitments to extend credit to our customers of $18.1 million as discussed above.

(b)	Borrowings under the MCG Commercial Loan Trust 2006-1 facility were repaid in full in January 2014.

(c)	Interest payments are based on contractual maturity and the current outstanding principal balance of our borrowings and assume no changes in interest rate benchmarks.

(d)	Includes lease payments due under a new lease we entered into in February 2014 for our corporate headquarters.

(e)	Represents remaining severance payments and employer taxes that we are obligated to pay stemming from the resignation of our former chief financial officer.
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
We may not be able to achieve operating results that will allow us to make distributions at a specific level or to increase the amount of these distributions. In addition, we may be limited in our ability to make distributions due to the BDC asset coverage test for borrowings applicable to us as a BDC under the 1940 Act and due to restrictions in our credit facilities and SBA regulations. If we do not distribute a certain percentage of our income annually, we will suffer adverse tax consequences, including possible loss of favorable RIC tax treatment. We cannot assure stockholders that they will receive any distributions, or distributions at a particular level. We may make distributions to our stockholders of certain net capital gains. Since December 2001, we have declared distributions of $13.89 per share.

The following table summarizes the distributions that we declared since January 1, 2012:

Date Declared	Record Date	Payable Date	Dividends per Share
February 28, 2014	March 14, 2014	March 28, 2014	$0.125
October 25, 2013	November 8, 2013	November 22, 2013	$0.125
July 26, 2013	August 9, 2013	August 30, 2013	$0.125
April 26, 2013	May 10, 2013	May 31, 2013	$0.125
March 1, 2013	March 15, 2013	March 29, 2013	$0.125
October 26, 2012	November 16, 2012	November 30, 2012	$0.125
July 27, 2012	August 17, 2012	August 31, 2012	$0.140
April 27, 2012	June 13, 2012	July 13, 2012	$0.140
February 24, 2012	April 13, 2012	May 15, 2012	$0.170
As of the end of each fiscal year, we determine the tax attributes of our distributions, including return of capital, based upon our taxable income and distributions paid for the full year, which we report to each stockholder on a Form 1099. Based on the tax attributes of the distributions that we declared for 2013, 75.0% of our distributions were from ordinary income and 25.0% of our distributions were a return of capital. We will make future decisions with respect to the actual level of distributions after taking into account the minimum statutorily required level of distributions, gains and losses recognized for tax purposes, portfolio transactional events, our liquidity, cash earnings and our BDC asset coverage ratio at the time of such decision.
Each year, we mail statements on Form 1099-DIV to our stockholders that identify whether we made distributions from ordinary income, net capital gains on the sale of securities, which are each taxable distributions, and/or a return of paid-in-capital surplus, which is a nontaxable distribution. To the extent our taxable earnings fall below the total amount of our distributions for that fiscal year, a portion of those distributions may be deemed a return of capital to our stockholders for tax purposes. All or a portion of the distributions that we paid to stockholders during fiscal years 2013, 2012, 2011, 2008, 2006, 2005, 2004 and 2003 represented a return of capital. During the fiscal year 2009, we did not declare or pay any dividends to stockholders. During 2013, 2012 and 2011, we declared and paid distributions from ordinary income that were sufficient to meet our distribution requirements as a RIC. We will monitor 2014 taxable income in order to ensure compliance with the distribution requirements as a RIC. We determine the tax attributes of our distributions as of the end of our fiscal year based upon our taxable income for the full year and distributions paid during the full year.
On December 22, 2010, the Regulated Investment Company Modernization Act of 2010, or the Modernization Act, was enacted, which changed various technical rules governing the tax treatment of regulated investment companies. The changes are generally effective for taxable years beginning after the date of enactment. One of the more prominent changes addresses capital loss carryforwards. Under the Modernization Act, each RIC will be permitted to carry forward capital losses incurred in taxable years beginning after the date of enactment for an unlimited period. However, any losses incurred during those subsequent taxable years will be required to be utilized prior to the losses incurred in pre-enactment taxable years, which carry an expiration date. As a result of this ordering rule, pre-enactment capital loss carryforwards may be more likely to expire unused. Additionally, post-enactment capital loss carryforwards will retain their character as either short-term or long-term capital losses rather than being considered all short-term as permitted under previous regulation. For the tax years ended December 31, 2013, 2012 and 2011, we have total net capital losses of $120.8 million which have no expiration and will be carried forward indefinitely to offset future net capital gains. Capital loss carryforwards from tax years 2009 of $54.2 million and 2010 of $5.2 million will expire December 31, 2017 and December 31, 2018, respectively, unless utilized to offset future net capital gains prior to those expiration dates to the extent permitted by federal tax law.
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
DETERMINATION OF FAIR VALUE IN GOOD FAITH
As a BDC, we invest primarily in illiquid securities, including debt and equity securities of private companies. To protect our investments and maximize our returns, we negotiate the structure of each equity security and the majority of the debt securities in our investment portfolio. Our contracts with our portfolio companies generally include many terms governing interest rate, repayment terms, prepayment premiums, financial covenants, operating covenants, ownership and corporate governance rights, dilution parameters, liquidation preferences, voting rights, and put or call rights. In some cases, our loan agreements also allow for increases in the spread to the base index rate, if the portfolio company’s financial or operational performance deteriorates or shows negative variances from its business plan and, in some cases, allow for decreases in the spread if financial or operational performance improves or exceeds the portfolio company’s plan. Generally, our investments are subject to some restrictions on resale and have no established trading market. Because of the type of investments that we make and the nature of our business, our valuation processes require analyses of numerous market, industry and company-specific factors, including: the performance of the underlying investment; the financial condition of the portfolio company; changing market events; market prices, when available; estimates of market interest rates that would otherwise be made available to our portfolio companies; and other factors relevant to the individual security.
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

•
Non-Control Investments—Non-control investments comprised 88.1% of our investment portfolio at fair value. Quoted prices were not available for 96.4% of our non-control investments at fair value. For our non-control equity investments, we use the same market and income approaches used to value our control investments. For non-control debt investments for which no quoted prices are available, we estimate fair value using a market-yield approach based on the expected future cash flows discounted at the loans’ effective interest rates, based on our estimate of current market rates. We may adjust discounted cash flow calculations to reflect other market conditions or the perceived credit risk of the borrower. In the event the fair value of a non-control debt investment, as determined by the same market or income approach used to value our control investments, is below our cost, we estimate the fair value using the market or income approach.

•
Thinly-Traded and Over-the-Counter Securities—Generally, we value securities that are traded in the over-the-counter market or on a stock exchange at the average of the prevailing bid and ask prices on the date of the relevant period end. However, we may apply a discount to the market value of restricted or thinly-traded public securities to reflect the impact that these restrictions have on the value of these securities. We review factors, including the trading volume, total securities outstanding and our percentage ownership of securities to determine whether the trading levels are active (Level 1) or inactive (Level 2). As of December 31, 2013, these securities represented 3.2% of our investment portfolio at fair value. We utilize independent pricing services to arrive at certain of our fair value estimates. The majority of our level 2 investments are senior debt investments that are secured and collateralized. To corroborate “bid/ask” quotes from independent pricing services we perform a market-yield approach to validate prices obtained or obtain other evidence.
Our valuation analyses incorporate the impact that key events could have on the securities’ values, including public and private mergers and acquisitions, purchase transactions, public offerings, letters of intent and subsequent debt or equity sales. Our valuation analyses also include key external data, such as market changes and industry valuation benchmarks. We also engage independent valuation firms to provide additional data points for our quarterly valuation analyses. Our general practice is to obtain an independent valuation or review of valuation at least once per year for each portfolio investment that had a fair value in excess of $5.0 million, unless the fair value has otherwise been derived through a sale of some or all of our investment in the portfolio company or is a new investment made within the last twelve months. In total, as of December 31, 2013, we either obtained a valuation or review from an independent firm, considered new investments made or used market quotes in the preceding twelve month period to calculate 99.0% of the fair value of our investment portfolio.
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

The following table summarizes the significant unobservable inputs in the fair value measurements of our level 3 investments by category of investment and valuation technique as of December 31, 2013.

($ in thousands)	Fair Value	Valuation Techniques	Unobservable Inputs	Range		Weighted Average
				Minimum	Maximum
Senior debt	$177,040	Discounted Cash Flow	Market Interest Rate	6.8%	12.8%	8.9%
		Market Comparable Companies	Revenue Multiple	0.2x	0.2x	0.2x
		Market Comparable Companies	EBITDA multiple (a)	7.5x	7.5x	7.5x
Subordinated debt	150,790	Discounted Cash Flow	Market Interest Rate	7.8%	14.3%	12.9%
		Market Comparable Companies	Revenue Multiple	0.2x	0.2x	0.2x
		Market Comparable Companies	EBITDA multiple (a)	7.5x	7.5x	7.5x
Preferred and common equity	29,260	Market Comparable Companies	EBITDA multiple (a)	4.4x	10.0x	7.6x
		Market Comparable Companies	Revenue multiple	0.7x	0.7x	0.7x
			Discount for minority interest	—%	25.0%	3.1%
		Residual Assets	Discount Rate	25.0%	25.0%	25.0%
	$357,090
________________

(a)	EBITDA may include proforma adjustments and/or other addbacks based on specific circumstances related to each investment.
SHARE-BASED COMPENSATION
In accordance with ASC Topic 718—Compensation—Stock Compensation, or ASC 718, we recognize compensation cost related to share-based awards for which forfeiture provisions are expected to lapse over the requisite service period. Share-based awards are entitled to receive dividends which are not forfeitable in the event the share-based awards forfeiture provisions are not achieved. If actual forfeitures differ from our expectations, dividends previously paid on the forfeited shares are reclassified between retained earnings and compensation expense.
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
RECENT ACCOUNTING PRONOUNCEMENT
In June 2013, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update No. 2013-08, Financial Services—Investment Companies (Topic 946): Amendments to the Scope, Measurement, and Disclosure

Requirements, or ASU 2013-08. This update changes the approach to the assessment of whether a company is an investment company, clarifies the characteristics of an investment company, provides comprehensive guidance for the investment company assessment and contains certain disclosure requirements. ASU 2013-08 is effective for interim and annual reporting periods in fiscal years that begin after December 15, 2013. Earlier application is prohibited. We do not believe the adoption of this update will have a material impact on our consolidated financial statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are subject to financial market risks, including changes in interest rates. In the event of financial downturns affecting the banking system and financial markets, the financial position and results of operations of certain of the middle-market companies in our portfolio could be affected adversely, which ultimately could lead to difficulty in their meeting debt service requirements and an increase in defaults.
Interest rate sensitivity refers to the change in earnings that may result from changes in the level of interest rates. Our net interest income is affected by changes in various interest rates, including LIBOR, prime rates and commercial paper rates. As of December 31, 2013, approximately 73.3% of our loan portfolio, at fair value, bore interest at a spread to either the LIBOR or the prime rate, and 26.7% at a fixed interest rate. As of December 31, 2013, approximately 60.2% of our loan portfolio, at fair value, had LIBOR floors between 1.0% and 3.0% on a LIBOR-based index or prime floors between 2.50% and 6.0%. The three-month weighted-average LIBOR interest rate was 0.24% as of December 31, 2013. Thus, the LIBOR floors in these loan investments lessen the impact of such historically low LIBOR rates.
We regularly measure exposure to interest rate risk. We assess interest rate risk and we manage our interest rate exposure on an ongoing basis by comparing our interest rate-sensitive assets to our interest rate-sensitive liabilities. Based on this review, we determine whether or not any hedging transactions are necessary to mitigate exposure to changes in interest rates.
The following table shows a comparison of the interest rate base for our interest-bearing cash, outstanding commercial loans, at cost, and our outstanding borrowings as of December 31, 2013 and December 31, 2012:

	December 31, 2013		December 31, 2012
(in thousands)	Interest Bearing Cash and Commercial Loans	Borrowings	Interest Bearing Cash and Commercial Loans	Borrowings
Money market rate	$56,685	$—	$43,291	$—
Prime rate	—	—	13,603	—
LIBOR
30-day	57,725	—	18,635	—
60-day	—	—	—	—
90-day	194,133	25,172	294,774	98,053
180-day	—	—	9,301	—
Commercial paper	—	—	—	—
Fixed rate	100,009	150,000	115,091	150,000
Total	$408,552	$175,172	$494,695	$248,053
Based on our December 31, 2013 balance sheet, the following table shows the impact to net income of hypothetical base rate increases in interest rates, assuming no changes in our investment and borrowing structure. The impact to net income of hypothetical base rate decreases in interest rates is not shown in the following table because as of December 31, 2013, the quarterly average LIBOR was 0.24% and a 100-basis point decrease could not occur:

(dollars in thousands) Basis Point Change	Interest Income	Interest Expense	Net Income (Loss)
100	$1,076	$252	$824
200	3,240	503	2,737
300	6,162	755	5,407

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Stockholders
MCG Capital Corporation
We have audited MCG Capital Corporation’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (the COSO criteria). MCG Capital Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting in Item 9A. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
In our opinion, MCG Capital Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of MCG Capital Corporation (the Company), including the consolidated schedules of investments, as of December 31, 2013 and 2012, and the related consolidated statements of operations, changes in net assets, and cash flows for each of the three years in the period ended December 31, 2013, and the consolidated financial highlights for each of the five years in the period ended December 31, 2013, and our report dated March 5, 2014 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
McLean, Virginia
March 5, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Stockholders
MCG Capital Corporation
We have audited the accompanying consolidated balance sheets of MCG Capital Corporation (the Company), including the consolidated schedules of investments, as of December 31, 2013 and 2012, and the related consolidated statements of operations, changes in net assets, and cash flows for each of the three years in the period ended December 31, 2013, and the consolidated financial highlights for each of the five years in the period ended December 31, 2013. These financial statements and financial highlights are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial highlights based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and financial highlights are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and financial highlights. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. Our procedures included confirmation of securities owned as of December 31, 2013, by correspondence with the custodian, or by other appropriate auditing procedures. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the financial statements and financial highlights referred to above present fairly, in all material respects, the consolidated financial position of MCG Capital Corporation at December 31, 2013 and 2012, the consolidated results of its operations, changes in its net assets, and its cash flows for each of the three years in the period ended December 31, 2013 and the consolidated financial highlights for each of the five years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), MCG Capital Corporation’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) and our report dated March 5, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
McLean, Virginia
March 5, 2014

MCG Capital Corporation
Consolidated Balance Sheets

(in thousands, except per share amounts)	December 31, 2013	December 31, 2012

Assets
Cash and cash equivalents	$91,598	$73,588
Cash, securitization accounts	13,906	16,980
Cash, restricted	33,895	54,838
Investments at fair value
Non-affiliate investments (cost of $444,217 and $534,389, respectively)	268,173	365,639
Affiliate investments (cost of $59,470 and $69,500, respectively)	56,792	62,079
Control investments (cost of $62,751 and $64,898, respectively)	43,908	50,006
Total investments (cost of $566,438 and $668,787, respectively)	368,873	477,724
Interest receivable	2,087	2,700
Other assets	3,634	4,946
Total assets	$513,993	$630,776
Liabilities
Borrowings (maturing within one year of $25,172 and $15,038, respectively)	$175,172	$248,053
Interest payable	2,345	2,496
Other liabilities	2,522	8,499
Total liabilities	180,039	259,048
Stockholders’ equity
Preferred stock, par value $0.01, authorized 1 share, none issued and outstanding	—	—
Common stock, par value $0.01, authorized 200,000 shares on December 31, 2013 and 2012, 70,510 issued and outstanding on December 31, 2013 and 71,721 issued and outstanding on December 31, 2012	705	717
Paid-in capital	980,930	984,468
Distributions in excess of earnings	(449,915)	(422,395)
Net unrealized depreciation on investments	(197,766)	(191,062)
Total stockholders’ equity	333,954	371,728
Total liabilities and stockholders’ equity	$513,993	$630,776
Net asset value per common share at end of period	$4.74	$5.18

The accompanying notes are an integral part of these financial statements

MCG Capital Corporation
Consolidated Statements of Operations

	Year ended
(in thousands, except per share amounts)	December 31
	2013	2012	2011
Revenue
Interest and dividend income
Non-affiliate investments (less than 5% owned)	$37,307	$45,004	$64,116
Affiliate investments (5% to 25% owned)	6,345	6,761	7,024
Control investments (more than 25% owned)	5,173	5,934	11,068
Total interest and dividend income	48,825	57,699	82,208
Advisory fees and other income
Non-affiliate investments (less than 5% owned)	1,622	1,858	2,458
Control investments (more than 25% owned)	38	1,436	1,030
Total advisory fees and other income	1,660	3,294	3,488
Total revenue	50,485	60,993	85,696
Operating expense
Interest expense	9,087	15,103	15,634
Employee compensation
Salaries and benefits	4,928	10,956	11,998
Amortization of employee restricted stock awards	1,179	2,076	2,081
Total employee compensation	6,107	13,032	14,079
General and administrative expense	5,381	13,983	14,036
Restructuring expense	14	69	4,289
Total operating expense	20,589	42,187	48,038
Net operating income before net investment loss, loss on extinguishment of debt and income tax provision	29,896	18,806	37,658
Net realized (loss) gain on investments
Non-affiliate investments (less than 5% owned)	(20,460)	8,907	(46,887)
Affiliate investments (5% to 25% owned)	(1,485)	16,370	(703)
Control investments (more than 25% owned)	55	(123,858)	(42,929)
Total net realized (loss) gain on investments	(21,890)	(98,581)	(90,519)
Net unrealized (depreciation) appreciation on investments
Non-affiliate investments (less than 5% owned)	(7,294)	(168,409)	38,328
Affiliate investments (5% to 25% owned)	4,743	(18,598)	1,598
Control investments (more than 25% owned)	(3,951)	271,996	(80,010)
Derivative and other fair value adjustments	(202)	293	730
Total net unrealized (depreciation) appreciation on investments	(6,704)	85,282	(39,354)
Net investment loss before income tax provision	(28,594)	(13,299)	(129,873)
Loss on extinguishment of debt before income tax provision	—	(174)	(863)
Income tax provision	126	335	37
Net income (loss)	$1,176	$4,998	$(93,115)
Income (loss) per basic and diluted common share	$0.02	$0.07	$(1.22)
Cash distributions declared per common share	$0.50	$0.575	$0.66
Weighted-average common shares outstanding—basic and diluted	71,232	74,859	76,259

The accompanying notes are an integral part of these financial statements

MCG Capital Corporation
Consolidated Statements of Changes in Net Assets

(in thousands, except per share amounts)	Year ended December 31,
	2013	2012	2011
Increase (decrease) in net assets from operations
Net operating income before net investment loss, loss on extinguishment of debt and income tax provision	$29,896	$18,806	$37,658
Net realized loss on investments	(21,890)	(98,581)	(90,519)
Net unrealized (depreciation) appreciation on investments	(6,704)	85,282	(39,354)
Loss on extinguishment of debt before income tax provision	—	(174)	(863)
Income tax provision	(126)	(335)	(37)
Net income (loss)	1,176	4,998	(93,115)
Distributions to stockholders
Distributions declared	(35,400)	(42,889)	(50,877)
Net decrease in net assets resulting from stockholder distributions	(35,400)	(42,889)	(50,877)
Capital share transactions
Repurchase of common stock	(4,693)	(27,172)	—
Amortization of restricted stock awards
Employee awards accounted for as employee compensation	1,179	2,076	2,081
Employee awards accounted for as restructuring expense	—	—	432
Non-employee director awards accounted for as general and administrative expense	60	120	64
Common stock withheld to pay taxes applicable to the vesting of restricted stock	(96)	(357)	(1,638)
Net forfeitures of restricted common stock	—	—	(11)
Net (decrease) increase in net assets resulting from capital share transactions	(3,550)	(25,333)	928
Total decrease in net assets	(37,774)	(63,224)	(143,064)
Net assets
Beginning of period	371,728	434,952	578,016
End of period	$333,954	$371,728	$434,952
Net asset value per common share at end of period	$4.74	$5.18	$5.65
Common shares outstanding at end of period	70,510	71,721	76,997

The accompanying notes are an integral part of these financial statements

MCG Capital Corporation
Consolidated Statements of Cash Flows

	Year ended
	December 31
(in thousands)	2013	2012	2011
Cash flows from operating activities
Net income (loss)	$1,176	$4,998	$(93,115)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Investments in portfolio companies	(119,803)	(153,005)	(255,852)
Principal collections related to investment repayments or sales	205,874	394,725	375,138
Decrease (increase) in interest receivable, accrued payment-in-kind interest and dividends	(5,146)	9,842	20,052
Amortization of restricted stock awards
Employee	1,179	2,076	2,513
Non-employee director	60	120	64
Decrease in cash—securitization accounts from interest collections	2,486	4,415	2,961
Increase in restricted cash—escrow accounts	5,842	(485)	(1,799)
Depreciation and amortization	1,225	6,532	4,125
Decrease in other assets	83	958	207
Increase (decrease) in other liabilities	(6,179)	(894)	3,246
Realized loss on investments	21,890	98,581	90,519
Net change in unrealized depreciation (appreciation) on investments	6,704	(85,282)	39,354
Loss on extinguishment of debt	—	174	863
Net cash provided by operating activities	115,391	282,755	188,276
Cash flows from financing activities
Repurchase of common stock	(4,693)	(27,172)	—
Payments on borrowings	(72,881)	(203,740)	(142,526)
Proceeds from borrowings	—	21,400	25,000
Decrease (increase) in cash in restricted and securitization accounts
Securitization accounts for repayment of principal on debt	587	18,911	(1,022)
Restricted cash	15,102	(19,389)	(3,782)
Payment of financing costs	—	(1,402)	(2,184)
Distributions paid	(35,400)	(55,981)	(48,520)
Common stock withheld to pay taxes applicable to the vesting of restricted stock	(96)	(357)	(1,638)
Net forfeitures of restricted common stock	—	—	(11)
Net cash used in by financing activities	(97,381)	(267,730)	(174,683)
Net increase in cash and cash equivalents	18,010	15,025	13,593
Cash and cash equivalents
Beginning balance	73,588	58,563	44,970
Ending balance	$91,598	$73,588	$58,563
Supplemental disclosure of cash flow information
Interest paid	$8,071	$9,727	$12,206
Income taxes paid	138	277	349
Paid-in-kind interest collected	3,381	8,996	21,600
Dividend income collected	869	8,474	13.5

The accompanying notes are an integral part of these financial statements

MCG Capital Corporation
Consolidated Schedule of Investments
December 31, 2013
(dollars in thousands)

			Interest Rate(8)					Fair Value
Portfolio Company	Industry	Investment	Current	PIK	Total	Principal	Cost

Control Investments(4):
GMC Television Broadcasting, LLC(2)	Broadcasting	Senior Debt (Due 12/16)(1)	4.3%	—	4.3%	$13,329	$10,963	$12,252
		Subordinated Debt (Due 12/16)(6)	2.5%	—	2.5%	11,593	6,975	—
		Class B Voting Units (8.0%, 86,700 units)(5)					9,071	—
Jet Plastica Investors, LLC(2)(9)	Plastic Products	Senior Debt A (Due 3/15)(1)(6)	2.4%	7.5%	9.9%	5,326	3,897	—
RadioPharmacy Investors, LLC(2)	Healthcare	Senior Debt (Due 12/16)(1)	7.5%	—	7.5%	7,640	7,640	7,640
		Subordinated Debt (Due 12/16)(1)	12.0%	3.0%	15.0%	10,845	10,841	10,841
		Preferred LLC Interest (19.7%, 70,000 units)(5)					13,364	13,175
Total control investments (represents 11.9% of total investments at fair value)							62,751	43,908
Affiliate Investments(3):
C7 Data Centers, Inc.	Business Services	Senior Debt (Due 9/17)(1)	9.5%	—	9.5%	17,350	17,092	17,092
		Series B Preferred Stock (7,142,857 shares)(5)					2,000	3,482
Education Management, Inc.(11)	Education	Senior Debt (Due 12/15)(1)	3.0%	8.7%	11.7%	19,723	19,617	19,617
		Series C Preferred Stock (9.0%, 16,910 shares)(5)					5,000	174
IDOC, LLC	Healthcare	Senior Debt (Due 8/17)(1)	9.8%	—	9.8%	15,000	14,762	14,762
		Limited Partner Interests(1)(2)(5)					999	1,665
Total affiliate investments (represents 15.4% of total investments at fair value)							59,470	56,792
Non-Affiliate Investments (less than 5% owned):
Accurate Group Holdings, Inc.(2)	Business Services	Subordinated Unsecured Debt (Due 8/18)(1)	12.5%	—	12.5%	10,000	9,827	9,827
		Series A Preferred Stock (974,805 shares)(5)					2,000	1,731
Advanced Sleep Concepts, Inc.(2)	Home Furnishings	Senior Debt (Due 1/14 to 8/14)(1)(6)	10.3%	—	10.3%	7,409	7,204	4,493
		Subordinated Debt (Due 1/14)(6)	—%	10.0%	10.0%	3,771	3,352	—
Broadview Networks Holdings, Inc.(12)	Communications	Common Stock (132,779 shares)(5)					159,579	761
		Series A-1 Warrant to purchase Common Stock (expire 11/20)(5)					—	—
		Series A-2 Warrant to purchase Common Stock (expire 11/20)(5)					—	—
Community Investors, Inc.	Business Services	Senior Debt (Due 5/18)(1)	9.8%	—	9.8%	12,300	12,079	12,079
		Preferred Stock (10.0%, 297,436 shares)(1)					317	317
		Common Stock (2,564 shares)(1)(5)					3	124
Cruz Bay Publishing, Inc.	Publishing	Subordinated Debt (Due 3/15)(1)	5.0%	7.3%	12.3%	21,521	21,483	21,483
Dorsey School of Business Holdings, Inc.	Education	Senior Debt (Due 6/18)(1)	9.5%	—	9.5%	10,000	9,867	9,867
G&L Investment Holdings, LLC(2)(13)	Insurance	Subordinated Debt (Due 5/14)(1)	11.2%	4.3%	15.5%	19,484	19,423	19,423
		Series A Preferred Shares (14.0%, 5,000,000 shares)(5)					8,191	4,196
		Class C Shares (621,907 shares)(5)					529	—
Golden Knight II CLO, Ltd.(10)	Diversified Financial Services	Income Notes (Due 4/19)					2,491	3,298
Hammond's Candies Since 1920 II, LLC	Manufacturing	Subordinated Debt (Due 9/18)(1)	10.0%	4.0%	14.0%	9,379	9,221	9,221
Huron Inc.	Manufacturing	Subordinated Unsecured Debt (Due 8/18)(1)	10.0%	4.0%	14.0%	13,187	12,958	12,958
Industrial Safety Technologies, LLC	Manufacturing	Subordinated Debt (Due 6/19)	9.7%	2.0%	11.7%	10,035	9,888	9,888
Intrafusion Holding Corp.	Healthcare	Senior Debt (Due 6/18)(1)	11.9%	—	11.9%	11,500	11,290	11,290
Legacy Cabinets Holdings II, Inc.	Home Furnishings	Class B-1 Common Stock (2,000 shares)(5)					2,185	237
Mailsouth, Inc.	Publishing	Senior Debt (Due 12/16)(1)	6.8%	—	6.8%	3,921	3,888	3,830

The accompanying notes are an integral part of these financial statements

MCG Capital Corporation
Consolidated Schedule of Investments
December 31, 2013
(dollars in thousands)

			Interest Rate(8)					Fair Value
Portfolio Company	Industry	Investment	Current	PIK	Total	Principal	Cost

Maverick Healthcare Equity, LLC	Healthcare	Preferred Units (10.0%, 1,250,000 units)(5)					2,021	1,474
		Class A Common Units (1,250,000 units)(5)					—	—
Midwest Technical Institute, Inc.	Education	Senior Debt (Due 10/17)(1)	9.5%	—	9.5%	13,813	13,575	13,670
Miles Media Group, LLC(2)	Business Services	Senior Debt (Due 6/16)(1)	12.5%	—	12.5%	19,063	18,913	18,913
Oceans Acquisition, Inc.	Healthcare	Senior Debt (Due 12/17)(1)	10.8%	—	10.8%	12,710	12,460	12,460
Rita’s Water Ice Franchise Company, LLC	Restaurants	Senior Debt (Due 11/16)(1)	14.0%	—	14.0%	9,375	9,320	9,320
SC Academy Holdings, Inc.	Education	Subordinated Debt (Due 7/16)(1)	—%	14.0%	14.0%	14,641	14,577	14,577
South Bay Mental Health Center, Inc.	Healthcare	Subordinated Debt (Due 10/17)(1)	12.0%	2.5%	14.5%	11,761	11,581	11,614
Summit Business Media Parent Holding Company LLC	Information Services	Class E Series I Units (636 units)(1)(5)					4,120	563
		Class E Series II Units (276 units)(1)(5)					1,788	67
TCFI CP LLC	Manufacturing	Subordinated Unsecured Debt (Due 4/19)(1)	10.0%	3.0%	13.0%	20,010	19,667	19,667
Ted's Café Escondido Holdings, Inc.	Restaurants	Senior Debt (Due 12/18)(1)	9.5%	—	9.5%	14,000	13,691	13,691
The e-Media Club I, LLC	Investment Fund	LLC Interest (74 units)(5)					88	11
Visant Corporation	Consumer Products	Senior Debt (Due 12/16)(1)	5.3%	—	5.3%	4,711	4,711	4,657
West World Media, LLC	Information Services	Senior Debt (Due 9/15)(1)	11.0%	3.0%	14.0%	11,467	11,105	11,182
		Class A Membership Units (25,000 units)(1)(5)					1	362
		Warrant to purchase Class A Membership Units (expire 9/15)(1)(5)					324	379
Xpressdocs Holdings, Inc.	Business Services	Series A Preferred Stock (161,870 shares)(5)					500	543
Total non-affiliate investments (represents 72.7% of total investments at fair value)							444,217	268,173
Total Investments							$566,438	$368,873

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

(8)
Interest rates represent the weighted-average annual stated interest rate on debt securities, presented by nature of indebtedness for a single issuer. PIK interest represents contractually deferred interest that is generally added to the principal balance of the debt security and compounded if contractually required and not paid on a current basis. PIK may be prepaid by either contract or the portfolio company's choice, but generally is paid at the end of the loan term. Rates on preferred stock and preferred LLC interests, where applicable, represent the contractual rate.

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

(11)
In December 2013, we exchanged $5.0 million of our senior debt to Education Management, Inc. for $5.0 million of a new class of preferred stock of Education Management, Inc.  With the completion of this transaction, Education Management, Inc. became an affiliate.

(12)
Broadview Networks Holdings, Inc.’s financial statements are currently publicly available and may be accessed on-line using either the Company’s website (www.broadviewnet.com) or using the EDGAR System available on the SEC’s website (www.sec.gov)

(13)	In February 2014, our subordinated debt investment in G&L Investment Holdings, LLC was re-paid in full and our equity investments were sold for total proceeds of $4.2 million.

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
Basis of Presentation and Use of Estimates
These consolidated financial statements and the accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America and conform to Regulation S-X under the Securities Exchange Act of 1934, as amended. We believe we have made all necessary adjustments so that the financial statements are presented fairly and that all such adjustments are of a normal recurring nature. We eliminated all significant intercompany balances. In accordance with Article 6 of Regulation S-X of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, we do not consolidate portfolio company investments, including those in which we have a controlling interest. Certain prior period information has been reclassified to conform to current year presentation. Further, in connection with the preparation of these Consolidated Financial Statements, we have evaluated subsequent events that occurred after the balance sheet date as of December 31, 2013 through the date these financial statements were issued.
Preparing financial statements requires us to make estimates and assumptions that affect the amounts reported on our Consolidated Financial Statements and accompanying notes. Although we believe the estimates and assumptions used in preparing these Consolidated Financial Statements and related notes are reasonable, actual results could differ materially.
NOTE 2—SIGNIFICANT ACCOUNTING POLICIES AND RECENT ACCOUNTING PRONOUNCEMENTS
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
We carry our investments at fair value in accordance with the 1940 Act and Accounting Standard Codification Topic 820—Fair Value Measurements and Disclosures, or ASC 820. We base the fair value of portfolio investments on market prices when market quotations are readily available. As required by the 1940 Act, the fair value of all other investments is determined in good faith by our board of directors. Typically, there are no readily available market values for the majority of investments in our portfolio. As a result, the fair value of our entire investment portfolio was determined in good faith by our board of directors. We determine fair values using various valuation models that estimate the underlying value of the associated entity, taking into consideration our ownership share, as well as any discounts for transfer restrictions or other terms that impact the value. No single standard exists for determining fair value in good faith. Therefore, our board of directors applies business judgment to specific facts and circumstances about each investment in our portfolio pursuant to our valuation policy and accounting principles generally accepted in the United States.

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

•
Cash, securitization accounts—Represents principal and interest held in designated bank accounts that we received on securitized loans or other reserved amounts associated with our securitization facility. We must use the funds deposited in these accounts to pay interest, reduce borrowings or pay other specified obligations in accordance with associated securitization agreements. Interest collections in excess of the interest payments and other specified obligations are distributed back to us; and

•
Cash, restricted—Includes cash held in escrow that we received as part of an asset sale, cash held for regulatory purposes and cash that we have received that is earmarked for transfer into our cash, securitization accounts.

BORROWING FACILITIES
As described more fully in Note 6—Borrowings, we have borrowed funds from various sources including debentures guaranteed by the SBA and an unsecured credit facility. In addition, we have a bankruptcy-remote, special-purpose entity that issued debt collateralized by pools of loans that we have transfered to the entity. We have recorded our obligation to repay all our borrowings at cost on our Consolidated Balance Sheets. We account for loans transferred to our bankruptcy remote, special-purpose entity for use in securitization transactions in accordance with ASC Topic 860—Transfers and Servicing, or ASC 860.
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
From time-to-time, we may repurchase certain debt instruments issued by our bankruptcy-remote special-purpose entities from third parties at a negotiated price that may be different than the principal amount of the debt. In accordance with ASC 470—Debt, we treat these repurchases as if the debt were extinguished and report the difference between the reacquisition price and the net carrying amount of the extinguished debt as a gain or loss on extinguishment of debt on our Consolidated Statements of Operations.
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
Recent Accounting Pronouncement
In June 2013, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update No. 2013-08, Financial Services—Investment Companies (Topic 946): Amendments to the Scope, Measurement, and Disclosure Requirements, or ASU 2013-08. This update changes the approach to the assessment of whether a company is an investment company, clarifies the characteristics of an investment company, provides comprehensive guidance for the investment company assessment and contains certain disclosure requirements. ASU 2013-08 is effective for interim and annual reporting periods in fiscal years that begin after December 15, 2013. Earlier application is prohibited. We do not believe the adoption of this update will have a material impact on our consolidated financial statements.
NOTE 3—INVESTMENT PORTFOLIO
The following table summarizes the composition of our investment portfolio at cost and fair value:

	COST BASIS				FAIR VALUE BASIS
	December 31, 2013		December 31, 2012		December 31, 2013		December 31, 2012
(dollars in thousands)	Investments at Cost	% of Total Portfolio	Investments at Cost	% of Total Portfolio	Investments at Fair Value	% of Total Portfolio	Investments at Fair Value	% of Total Portfolio
Debt Investments
Senior secured debt	$190,783	33.7%	$297,842	44.6%	$185,524	50.3%	$291,760	61.1%
Subordinated debt
Secured	118,632	20.9	127,288	19.0	108,338	29.4	114,983	24.1
Unsecured	42,452	7.5	26,274	3.9	42,452	11.5	26,274	5.4
Total debt investments	351,867	62.1	451,404	67.5	336,314	91.2	433,017	90.6
Equity investments
Preferred	44,956	8.0	46,403	6.9	28,390	7.7	41,558	8.7
Common/common equivalents	169,615	29.9	170,980	25.6	4,169	1.1	3,149	0.7
Total equity investments	214,571	37.9	217,383	32.5	32,559	8.8	44,707	9.4
Total investments	$566,438	100.0%	$668,787	100.0%	$368,873	100.0%	$477,724	100.0%

Our debt instruments bear contractual interest rates ranging from 2.5% to 15.5%, a portion of which may be in the form of PIK. As of December 31, 2013, approximately 73.3% of the fair value of our loan portfolio had variable interest rates, based on either the London Interbank Offer Rate, or LIBOR, or the prime rate, and 26.7% of the fair value of our loan portfolio had fixed interest rates. As of December 31, 2013, approximately 60.2% of our loan portfolio, at fair value, had LIBOR floors between 1.0% and 3.0% on a LIBOR-based index or prime floors between 2.50% and 6.0%. At origination, our loans generally have four- to six-year stated maturities. Borrowers typically pay an origination fee based on a percent of the total commitment and a fee on undrawn commitments.

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
The following table summarizes the cost and fair value of loans more than 90 days past due and loans on non-accrual status:

	COST BASIS				FAIR VALUE BASIS
	December 31, 2013		December 31, 2012		December 31, 2013		December 31, 2012
(dollars in thousands)	Investments at Cost	% of Loan Portfolio	Investments at Cost	% of Loan Portfolio	Investments at Fair Value	% of Loan Portfolio	Investments at Fair Value	% of Loan Portfolio
Loans greater than 90 days past due
On non-accrual status	$3,897	1.11%	$3,897	0.86%	$—	—%	$—	—%
Total loans greater than 90 days past due	$3,897	1.11%	$3,897	0.86%	$—	—%	$—	—%
Loans on non-accrual status
0 to 90 days past due	$17,531	4.98%	$12,880	2.85%	$4,493	1.34%	$607	0.14%
Greater than 90 days past due	3,897	1.11	3,897	0.86	—	—	—	—
Total loans on non-accrual status	$21,428	6.09%	$16,777	3.71%	$4,493	1.34%	$607	0.14%
The following table summarizes our investment portfolio by industry at fair value:

	December 31, 2013		December 31, 2012
(dollars in thousands)	Investments at Fair Value	Percent of Total Portfolio	Investments at Fair Value	Percent of Total Portfolio
Healthcare	$84,922	23.0%	$106,119	22.2%
Business services	64,108	17.4	64,947	13.6
Education	57,905	15.7	59,783	12.5
Manufacturing	51,735	14.0	28,728	6.0
Publishing	25,312	6.9	30,646	6.4
Insurance	23,620	6.4	26,529	5.6
Restaurants	23,010	6.2	9,301	1.9
Information services	12,552	3.4	12,646	2.7
Broadcasting	12,252	3.3	25,372	5.3
Home furnishings	4,730	1.3	7,806	1.6
Consumer products	4,657	1.3	4,338	0.9
Agriculture	—	—	21,781	4.6
Auto parts	—	—	6,434	1.3
Cable	—	—	5,061	1.1
Electronics	—	—	33,361	7.0
Logistics	—	—	27,237	5.7
Other(a)	4,070	1.1	7,635	1.6
Total	$368,873	100.0%	$477,724	100.0%
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
Assets Measured at Fair Value on a Recurring Basis
The following table presents the assets that we report at fair value on our Consolidated Balance Sheets by fair value hierarchy:

	December 31, 2013
(in thousands)	Internal Models with Significant		Total Fair Value Reported in Consolidated Balance Sheet
	Observable Market Parameters (Level 2)	Unobservable Market Parameters (Level 3)
Non-affiliate investments
Senior secured debt	$8,487	$105,674	$114,161
Subordinated secured debt	—	97,497	97,497
Unsecured subordinated debt	—	42,452	42,452
Preferred equity	3,298	8,261	11,559
Common/common equivalents	—	2,504	2,504
Total non-affiliate investments	11,785	256,388	268,173
Affiliate investments
Senior secured debt	—	51,471	51,471
Preferred equity	—	3,656	3,656
Common/common equivalents	—	1,665	1,665
Total affiliate investments	—	56,792	56,792
Control investments
Senior secured debt	—	19,892	19,892
Subordinated secured debt	—	10,841	10,841
Preferred equity	—	13,175	13,175
Total control investments	—	43,908	43,908
Total assets at fair value	$11,785	$357,088	$368,873
As of December 31, 2013, we had no investments that had quoted market prices in active markets, which we would categorize as Level 1 investments under ASC 820. Cash and cash equivalents are carried at cost which approximates fair value and are Level 1 assets. Interest receivable is carried at cost which approximates fair value.
Valuation Methodologies and Procedures
As required by the 1940 Act, we classify our investments by level of control. Control investments include both majority-owned control investments and non-majority owned control investments. A majority-owned control investment represents a security in which we own more than 50% of the voting interest of the portfolio company and generally control its board of directors. A non-majority owned control investment represents a security in which we own 25% to 50% of the portfolio company’s voting equity. As of December 31, 2013, our portfolio contained no non-majority control investments. Non-control investments represent both affiliate and non-affiliate securities for which we do not have a controlling interest. Affiliate investments represent securities in which we own 5% to 25% of the portfolio company’s equity. Non-affiliate investments represent securities in which we own less than 5% of the portfolio company’s equity.

•
Majority-Owned Control Investments—Majority-owned control investments comprise 11.9% of our investment portfolio as of December 31, 2013. Market quotations are not readily available for these investments; therefore, we use a combination of market and income approaches to determine their fair value. Typically, private companies are bought and sold based on multiples of earnings before interest, taxes, depreciation and amortization, or EBITDA, cash flows, net income, revenues or, in limited cases, book value. Generally, we apply multiples that we observe for other comparable companies to relevant financial data for the portfolio company in question. Also, in a limited number of cases, we use income approaches to determine fair value, based on our projections of the discounted future free cash flows that the portfolio company will likely generate, as well as industry derived capital costs. Our valuation approaches for majority-owned investments estimate the value upon a hypothetical sale or exit and then allocates such value to the investment's securities in order of their relative liquidation preference. In addition, we assume that any outstanding debt or other securities that are senior to our securities are required to be repaid at par. These valuation approaches consider the value of our ability to control the portfolio company’s capital structure and the timing of a potential exit.

•
Non-Control Investments—Non-control investments comprise 88.1% of our investment portfolio as of December 31, 2013. Quoted prices are not available for 96.4% of our non-control investments as of December 31, 2013. For our non-control equity investments, we use the same market and income approaches used to value our control investments. For non-control debt investments for which no quoted prices are available, we estimate fair value using a market-yield approach based on the expected future cash flows discounted at the loans’ effective interest rates, based on our estimate of current market rates. We may adjust discounted cash flow calculations to reflect other market conditions or the perceived credit risk of the borrower. In the event the fair value of a non-control debt investment, as determined by the same market or income approach used to value our control investments, is below our cost, we estimate the fair value using the market or income approach.

•
Thinly-Traded and Over-the-Counter Securities—Generally, we value securities that are traded in the over-the-counter market or on a stock exchange at the average of the prevailing bid and ask prices on the date of the relevant period end. However, we may apply a discount to the market value of restricted or thinly-traded public securities to reflect the impact that these restrictions have on the value of these securities. We review factors, including the trading volume, total securities outstanding and our percentage ownership of securities to determine whether the trading levels are active (Level 1) or inactive (Level 2). As of December 31, 2013, these securities represented 3.2% of our investment portfolio. We utilize independent pricing services to arrive at certain of our fair value estimates. The majority of our level 2 investments are senior debt investments that are secured and collateralized. To corroborate “bid/ask” quotes from independent pricing services we perform a market-yield approach to validate prices obtained or obtain other evidence.

Our valuation analyses incorporate the impact that key events could have on the securities’ values, including public and private mergers and acquisitions, purchase transactions, public offerings, letters of intent and subsequent debt or equity sales. Our valuation analyses also include key external data, such as market changes and industry valuation benchmarks. We also engage independent valuation firms to provide additional data points for our quarterly valuation analyses. Our general practice is to obtain an independent valuation or review of valuation at least once per year for each portfolio investment that had a fair value in excess of $5.0 million, unless the fair value has otherwise been derived through a sale of some or all of our investment in the portfolio company or is a new investment made within the last twelve months. In total, as of December 31, 2013, we either obtained a valuation or review from an independent firm, considered new investments made or used market quotes in the preceding twelve-month period to calculate 99.0% of our investment portfolio, calculated on a fair value basis.
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
Changes in Level 3 Fair Value Measurements
We classify securities in the Level 3 valuation hierarchy based on the significance of the unobservable factors to the overall fair value measurement. Our fair value approach for Level 3 securities primarily uses unobservable inputs, but may also include observable, actively quoted components derived from external sources. Accordingly, the gains and losses in the table below include fair value changes due, in part, to observable factors. Additionally, we transfer investments in and out of Level 1, 2 and 3 securities as of the ending balance sheet date, based on changes in the use of observable and unobservable inputs utilized to perform the valuation for the period. During each of the twelve months ended December 31, 2013 and 2012, there were no transfers in or out of Level 1, 2 or 3.

The following table provides a reconciliation of fair value changes during the twelve months ended December 31, 2013 for all investments for which we determine fair value using unobservable (Level 3) factors.

(in thousands)	Fair value measurements using unobservable inputs (Level 3)
	Non-affiliate Investments	Affiliate Investments	Control Investments	Total
Fair value December 31, 2012
Senior secured debt	$163,125	$48,060	$23,376	$234,561
Subordinated secured debt	96,585	7,880	10,518	114,983
Unsecured subordinated debt	26,274	—	—	26,274
Preferred equity	16,561	6,038	16,112	38,711
Common/common equivalents equity	3,048	101	—	3,149
Total fair value December 31, 2012	305,593	62,079	50,006	417,678
Realized/unrealized gain (loss)
Senior secured debt	(2,064)	921	702	(441)
Subordinated secured debt	(13,735)	190	—	(13,545)
Preferred equity	(4,635)	(3,540)	(4,667)	(12,842)
Common/common equivalents equity	(544)	3,107	—	2,563
Total realized/unrealized gain (loss)	(20,978)	678	(3,965)	(24,265)
Issuances
Senior secured debt	53,910	10,708	55	64,673
Subordinated secured debt	31,057	683	323	32,063
Unsecured subordinated debt	36,322	—	—	36,322
Preferred equity	413	3,458	1,718	5,589
Common/common equivalents equity	3	1,457	—	1,460
Total issuances	121,705	16,306	2,096	140,107
Settlements
Senior secured debt	(92,067)	(8,218)	(4,241)	(104,526)
Subordinated secured debt	(16,410)	(8,753)	—	(25,163)
Unsecured subordinated debt	(17,144)	—	—	(17,144)
Preferred equity	20	—	12	32
Total settlements	(125,601)	(16,971)	(4,229)	(146,801)
Sales
Senior secured debt	(17,230)	—	—	(17,230)
Unsecured subordinated debt	(3,000)	—	—	(3,000)
Preferred equity	(4,098)	(2,300)	—	(6,398)
Common/common equivalents equity	(3)	(3,000)	—	(3,003)
Total sales	(24,331)	(5,300)	—	(29,631)
Fair value as of December 31, 2013
Senior secured debt	105,674	51,471	19,892	177,037
Subordinated secured debt	97,497	—	10,841	108,338
Unsecured subordinated debt	42,452	—	—	42,452
Preferred equity	8,261	3,656	13,175	25,092
Common/common equivalents equity	2,504	1,665	—	4,169
Total fair value as of December 31, 2013	$256,388	$56,792	$43,908	$357,088
There were no purchases of level 3 investments during the twelve months ended December 31, 2013.

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

Unrealized (Depreciation) Appreciation of Level 3 Investments
The following table summarizes the unrealized (depreciation) appreciation that we recognized on those investments for which we determined fair value using unobservable inputs (Level 3) for the twelve months ended December 31, 2013 and 2012.

	Year ended December 31, 2013				Year ended December 31, 2012
(in thousands)	Non-affiliate Investments	Affiliate Investments	Control Investments	Total	Non-affiliate Investments	Affiliate Investments	Control Investments	Total
Change in unrealized appreciation (depreciation)
Senior secured debt	$(2,235)	$928	$703	$(604)	$539	$(204)	$4,160	$4,495
Subordinated secured debt	1,820	190	—	2,010	(1,249)	(5,140)	—	(6,389)
Unsecured subordinated debt	—	—	—	—	81	—	—	81
Preferred equity	(4,412)	(3,146)	(4,655)	(12,213)	(44)	372	(13,380)	(13,052)
Common/common equivalents equity	1,158	770	—	1,928	70	(568)	—	(498)
Total change in unrealized appreciation (depreciation) on Level 3 investments	$(3,669)	$(1,258)	$(3,952)	$(8,879)	$(603)	$(5,540)	$(9,220)	$(15,363)
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
The following table summarizes the significant unobservable inputs in the fair value measurements of our level 3 investments by category of investment and valuation technique as of December 31, 2013.

($ in thousands)	Fair Value	Valuation Techniques	Unobservable Inputs	Range		Weighted Average
				Minimum	Maximum
Senior debt	$177,040	Discounted Cash Flow	Market Interest Rate	6.8%	12.8%	8.9%
		Market Comparable Companies	Revenue Multiple	0.2x	0.2x	0.2x
		Market Comparable Companies	EBITDA multiple (a)	7.5x	7.5x	7.5x
Subordinated debt	150,790	Discounted Cash Flow	Market Interest Rate	7.8%	14.3%	12.9%
		Market Comparable Companies	Revenue Multiple	0.2x	0.2x	0.2x
		Market Comparable Companies	EBITDA multiple (a)	7.5x	7.5x	7.5x
Preferred and common equity	29,260	Market Comparable Companies	EBITDA multiple (a)	4.4x	10.0x	7.6x
		Market Comparable Companies	Revenue multiple	0.7x	0.7x	0.7x
			Discount for minority interest	—%	25.0%	3.1%
		Residual Assets	Discount Rate	25.0%	25.0%	25.0%
	$357,090
________________

(a)	EBITDA may include proforma adjustments and/or other addbacks based on specific circumstances related to each investment.

(b)	Revenue may include a discount based on specific circumstances related to each investment.

NOTE 5—CONCENTRATIONS OF INVESTMENT RISK
During the twelve months ended December 31, 2013, we had concentrations in certain industries, including the healthcare, business services, education and manufacturing industries. The following table summarizes our fair value and revenue concentrations in each of those industries:

	Investments at fair value				Revenue for the year ended
	December 31, 2013		December 31, 2012		December 31, 2013		December 31, 2012
(dollars in thousands)	Amount	% of Total Portfolio	Amount	% of Total Portfolio	Amount	% of Total Revenue	Amount	% of Total Revenue
Industry
Healthcare	$84,922	23.0%	$106,119	22.2%	$12,650	25.1%	$9,160	15.0%
Business services	64,108	17.4	64,947	13.6	8,265	16.4	7,247	11.9
Education	57,905	15.7	59,783	12.5	6,690	13.2	5,286	8.7
Manufacturing	51,735	14.0	28,728	6.0	5,823	11.5	5,876	9.6
Total	$258,670	70.1%	$259,577	54.3%	$33,428	66.2%	$27,569	45.2%

NOTE 6—BORROWINGS
As of December 31, 2013, we reported $175.2 million of borrowings on our Consolidated Balance Sheets at cost. The following table summarizes our borrowing facilities, the facility amounts and amounts outstanding.

		December 31, 2013		December 31, 2012
(dollars in thousands)	Maturity Date	Total Facility/ Program	Amount Outstanding	Total Facility/ Program	Amount Outstanding
SBIC
2008-10B	September 2018	$2,600	$2,600	$2,600	$2,600
2009-10A	March 2019	12,000	12,000	12,000	12,000
2009-10B	September 2019	13,000	13,000	13,000	13,000
2010-10B	September 2020	27,500	27,500	27,500	27,500
2011-10A	March 2021	53,500	53,500	53,500	53,500
2012-10A	March 2022	41,400	41,400	41,400	41,400
MCG Commercial Loan Trust 2006-1(a)
Series 2006-1 Class B Notes	April 2018(b)	—	—	37,151	37,151
Series 2006-1 Class C Notes(c)	April 2018(b)	—	—	45,000	32,000
Series 2006-1 Class D Notes(d)	April 2018(b)	40,016	25,172	45,945	28,902
Bank of America Unsecured Revolver
Unsecured Revolving Note	November 2014	20,000	—	20,000	—
Total borrowings		$210,016	$175,172	$298,096	$248,053
__________
(a)    In April 2013, the Class B Notes were repaid in full, in October 2013, the Class C Notes were repaid in full, and in January 2014 the Class D Notes were repaid in full. See Note 17—Subsequent Events.

(b)    Borrowings under the MCG Commercial Loan Trust 2006-1 facility are listed based on the contractual maturity date.  In November 2013, we directed the trustee to redeem the remaining Class D Notes on the next quarterly payment date, which was January 21, 2014.

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

We estimate that the fair value of these borrowings as of December 31, 2013 was approximately $177.0 million, based on current interest rates and repayments. This fair value is estimated from a market-yield approach for $151.8 million (level 3) of our SBIC borrowings and the repayment of our $25.2 million (level 3) 2006-1 Trust notes in January 2014. See Note 17—Subsequent Events. Interest payable is carried at cost which approximates fair value.

As a BDC, we are not permitted to incur indebtedness or issue senior securities, including preferred stock, unless immediately after such borrowing our asset coverage ratio for total borrowings (excluding borrowings by our SBIC facility) of at least 200%. In addition, we may not be permitted to declare any cash dividend or other distribution on our outstanding common shares, or purchase any such shares, unless, at the time of such declaration or purchase, we have an asset coverage ratio of at least 200% after deducting the amount of such dividend, distribution or purchase price. If we are unable to meet this asset coverage requirement, we may not be able to incur additional debt. As of December 31, 2013, our ratio of total assets to total borrowings and other senior securities was 1,418%.
Each of our borrowing facilities has certain financial covenants and non-financial covenants. We were in compliance with the covenants as of December 31, 2013 and 2012.
We have funded our current secured borrowing debt facility through a bankruptcy remote, special-purpose, wholly owned subsidiary. Therefore, this subsidiary’s assets may not be available to our creditors. As of December 31, 2013, we continued to service those portfolio investments that we use as collateral in our secured borrowing facility.
The following table summarizes repayments of our borrowings based on the final legal maturity or the contractual principal collections of the outstanding loans that comprise the collateral, where applicable. Actual repayments could differ significantly due to future prepayments by our borrowers, modifications of our borrowers’ existing loan agreements, and monetizations.

(in thousands)	December 31, 2013
2014(a)	$25,172
2015	—
2016	—
2017	—
2018	2,600
Thereafter	147,400
Total	$175,172

(a)	In November 2013, we directed the trustee to redeem the remaining Class D Notes of our 2006-1 Trust on the next quarterly payment date, which was January 21, 2014.
SBIC Debentures
In December 2004, we formed a wholly owned subsidiary Solutions Capital. Solutions Capital has a license from the SBA to operate as an SBIC under the SBIC Act. The license permits Solutions Capital to borrow up to $150.0 million from the SBA, which is the maximum amount of outstanding leverage available to single-license SBIC companies.
To realize the full $150.0 million in borrowings for which we have received approval under the SBIC program, we have funded a total of $75.0 million to Solutions Capital. As of each of December 31, 2013 and 2012, Solutions Capital had borrowed $150.0 million. We are permitted to use these funds to provide debt and equity capital to qualifying small businesses. However, we may not use these borrowings to provide additional financing to certain companies that are currently in our portfolio without SBA approval. In addition, we may not use these funds to provide working capital to MCG, Solutions Capital's parent company.
As of December 31, 2013 and 2012, we had $207.0 million and $187.9 million, respectively, of investments in our SBIC and we had $32.5 million and $48.3 million, respectively, of restricted cash to be used for additional investments in our SBIC.

Once drawn, the SBIC debentures bear an interim interest rate of LIBOR plus 30 basis points. The rate then becomes fixed at the time of SBA pooling, which occurs twice each year, and is set to the then-current 10-year treasury rate plus a spread and an annual SBA charge. As of each of December 31, 2013 and 2012, the SBIC had borrowings outstanding as summarized in the following table:

(dollars in thousands)	Amount Outstanding	Rate
Tranche
2008-10B	$2,600	6.44%	Fixed
2009-10A	12,000	5.34%	Fixed
2009-10B	13,000	4.95%	Fixed
2010-10B	27,500	3.93%	Fixed
2011-10A	53,500	4.80%	Fixed
2012-10A	41,400	3.38%	Fixed
Total	$150,000	4.33%
In October 2008, we received exemptive relief from the SEC which allows us to exclude debt issued by Solutions Capital from the calculation of our consolidated BDC asset coverage ratio.
MCG Commercial Loan Trust 2006-1
In April 2006, we completed a $500.0 million debt securitization through the MCG Commercial Loan Trust 2006-1, or 2006-1 Trust, a wholly owned subsidiary. The 2006-1 Trust issued six classes of notes with interest rates ranging from LIBOR plus 0.33% to LIBOR plus 2.25%. The reinvestment period ended on July 20, 2011 and all subsequent principal collections or monetization proceeds that we received from collateral used to securitize this 2006-1 Trust were applied to the outstanding balance of that facility. As of December 31, 2013, we had $25.2 million of securitized Class D Notes outstanding under the 2006-1 Trust, which was secured by $76.3 million of loans and equity investments and $13.9 million of cash. We retained all of the equity in the securitization. In November 2013, we directed the trustee to redeem the remaining notes on the next quarterly payment date and, on January 21, 2014, we repaid the Class D Notes in full and the loan and equity investments held by the 2006-1 Trust were transferred back to MCG, the parent. See Note 17—Subsequent Events.
Bank of America Unsecured Revolver
In November 2012, we obtained an unsecured revolving credit facility with Bank of America, N.A. in the principal amount of $20.0 million, or Bank of America Unsecured Revolver. The Bank of America Unsecured Revolver will expire in November 2014. In August 2013, we executed an amendment to the Bank of America Unsecured Revolver that requires that we maintain a zero balance for a period of at least five consecutive days during the six-month period immediately preceding June 30th and December 31st of each year, the testing of which was previously required quarterly. In the event we borrow under the Bank of America Unsecured Revolver, we agreed to increase the interest rate on such advances from LIBOR plus 3.5% to LIBOR plus 4.0%.  As of December 31, 2013, there were no borrowings outstanding on the Bank of America Unsecured Revolver.
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

Stock Repurchase Program
On January 17, 2012, our board of directors authorized a stock repurchase program of up to $35.0 million, which was terminated after we effected repurchases totaling approximately $29.4 million. On October 25, 2013, our board of directors authorized an additional stock repurchase program of up to $25.0 million. On February 28, 2014, our board of directors increased the stock repurchase program to $35.0 million. Under the program, we are authorized to repurchase shares of our common stock in open market transactions, including through block purchases, depending on prevailing market conditions and other factors. The repurchase program may be extended, modified or discontinued at any time for any reason. The program does not obligate us to acquire any specific number of shares, and all repurchases will be made in accordance with SEC Rule 10b-18, which sets certain restrictions on the method, timing, price and volume of stock repurchases. Under both programs, during the twelve months ended December 31, 2013, we repurchased 1,016,739 shares of our common stock at a weighted average purchase price of $4.62 per share, which was a 10.2% discount from our quarterly net asset value per share.
We requested and received the assurance of the staff of the Division of Investment Management that it would not recommend enforcement action to the SEC under the 1940 Act or Rule 17d-1 thereunder if we engage in a stock repurchase program and agree not to issue additional restricted stock under any compensation plan unless such issuance, together with all restricted stock outstanding under all compensation plans, does not exceed 10% of our outstanding common stock at the time of such issuance less the total number of shares previously issued, in the aggregate, pursuant to all compensatory plans. Although, as of December 31, 2013, there were 1,425,006 shares of our common stock available for issuance under our Third Amended and Restated 2006 Employee Restricted Stock Plan, or 2006 Plan, as of December 31, 2013 and 2012, an aggregate of 178,853 and 107,924 shares of restricted stock, respectively, could be issued under our 2006 Plan and our Third Amended and Restated 2006 Non-Employee Director Restricted Stock Plan, or 2006 Non-Employee Plan, before reaching the 10% threshold set forth in the SEC's order. The increase in shares that could be issued under the restricted stock plans from December 31, 2012 to December 31, 2013 is attributable to the forfeiture of share awards for which the requisite service period had not been satisfied.
Distributions
The following table summarizes our distributions per share declared since January 1, 2011:

Date Declared	Record Date	Payment Date	Amount
February 28, 2014	March 14, 2014	March 28, 2014	$0.125
October 25, 2013	November 8, 2013	November 22, 2013	$0.125
July 26, 2013	August 9, 2013	August 30, 2013	$0.125
April 26, 2013	May 10, 2013	May 31, 2013	$0.125
March 1, 2013	March 15, 2013	March 29, 2013	$0.125
October 26, 2012	November 16, 2012	November 30, 2012	$0.125
July 27, 2012	August 17, 2012	August 31, 2012	$0.140
April 27, 2012	June 13, 2012	July 13, 2012	$0.140
February 24, 2012	April 13, 2012	May 15, 2012	$0.170
October 31, 2011	December 15, 2011	January 13, 2012	$0.170
August 1, 2011	September 14, 2011	October 14, 2011	$0.170
May 5, 2011	June 15, 2011	July 15, 2011	$0.170
March 1, 2011	March 15, 2011	April 15, 2011	$0.150
NOTE 8—EMPLOYEE BENEFIT PLANS
All full-time employees, and those part-time employees who work at least 1,000 hours per year, are eligible to participate in a contributory employee savings plan that we sponsor under Section 401(k) of the Internal Revenue Code, or 401(k) Plan. We match a portion of the contribution made by employees to the 401(k) Plan, based upon a percentage of defined compensation. During the years ended December 31, 2013, 2012 and 2011, we incurred $68,000, $152,000 and $345,000, respectively, in expenses related to the 401(k) Plan.

NOTE 9—SHARE BASED COMPENSATION
EMPLOYEE SHARE-BASED COMPENSATION
Third Amended and Restated 2006 Employee Restricted Stock Plan
From time to time, we award shares of restricted common stock to employees under our 2006 Plan which our stockholders initially approved in June 2006. In May 2010, our stockholders approved an amendment to the 2006 Plan increasing the number of shares we may award from 3,500,000 to 6,050,000 shares. Shares of restricted common stock awarded under the 2006 Plan may be subject to the employees' meeting service or performance conditions specified at the time of award. The award date is the date on which the shares are awarded by the Compensation Committee of our board of directors, while the fair value of the respective stock award is based on the closing price of our common stock on the NASDAQ Global Select Market on the award date. We amortize restricted stock awards on a straight-line basis over the requisite service period and report this expense as amortization of employee restricted stock awards on our Consolidated Statements of Operations.
During the twelve months ended December 31, 2013, no shares of restricted stock were issued under the 2006 Plan. During the year ended December 31, 2012, we issued 1,000,000 shares of restricted stock under the 2006 Plan with a weighted-average fair value per share of common stock at the award date of $4.43.
During the twelve months ended December 31, 2013 and 2012, we recognized $1.2 million and $2.1 million, respectively, of compensation expense related to share-based compensation awards. As of December 31, 2013, all the restricted share awards for which forfeiture provisions had not lapsed carried non-forfeitable dividend rights to the holder of the restricted shares. As of December 31, 2013, we had $2.3 million of unrecognized compensation cost related to restricted common stock awarded to employees. We expect to recognize these costs over the remaining weighted-average requisite service period of 2.1 years.
NON-EMPLOYEE DIRECTOR SHARE-BASED COMPENSATION
During June 2006, our stockholders initially approved the 2006 Non-Employee Plan, which was subsequently amended and restated. In May 2010, our stockholders approved an amendment to the 2006 Non-Employee Plan that increased the number of shares we may award to non-employee members of our board of directors from 100,000 to 150,000 shares. During the twelve months ended December 31, 2013 and 2012, we awarded 15,000 and 22,500 shares, respectively, of restricted common stock to non-employee directors. During the twelve months ended December 31, 2013 and 2012, we recognized $60,000 and $120,000, respectively, of compensation costs related to share-based awards to non-employee directors. We include this compensation cost in general and administrative expense on our Consolidated Statements of Operations. As of December 31, 2013, we had less than $0.1 million of unrecognized compensation cost related to restricted common stock awarded to non-employee directors, which we expect to recognize over the remaining weighted-average requisite service period of 1.9 years.

SUMMARY OF EMPLOYEE AND NON-EMPLOYEE DIRECTOR SHARE-BASED COMPENSATION
The following table summarizes our restricted stock award activity since December 31, 2010:

	Shares	Weighted-Average Grant Date Fair Value per Share
Subject to forfeiture provisions as of December 31, 2010	932,200	$3.92
Awarded	752,250	$6.15
Forfeiture provision satisfied	(1,112,050)	$4.16
Forfeited	(141,890)	$6.86
Subject to forfeiture provisions as of December 31, 2011	430,510	$6.14
Awarded	1,022,500	$4.43
Forfeiture provision satisfied	(275,265)	$5.25
Forfeited	(35,725)	$6.87
Subject to forfeiture provisions as of December 31, 2012	1,142,020	$4.69
Awarded	15,000	$5.01
Forfeiture provision satisfied	(71,730)	$6.58
Forfeited	(189,550)	$4.63
Subject to forfeiture provisions as of December 31, 2013	895,740	$4.55
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
During the twelve months ended December 31, 2013, 2012 and 2011, we incurred $14,000, $69,000 and $4.3 million, respectively, of restructuring expenses related to severance obligations, which we reported as a separate line item on our Consolidated Statements of Operations.
We included liabilities associated with our restructuring in other liabilities on our Consolidated Balance Sheets. The following table summarizes changes in the balance of our restructuring liabilities from December 31, 2010 through December 31, 2013:

(in thousands)	Severance Benefits(a)	Other	Total
Balance as of December 31, 2010	$178	$85	$263
Additions	3,747	36	3,783
Accretion	56	1	57
Cash payments	(1,509)	(68)	(1,577)
Balance as of December 31, 2011	$2,472	$54	$2,526
Additions	—	—	—
Accretion	66	—	66
Cash payments	(1,890)	(33)	(1,923)
Balance as of December 31, 2012	$648	$21	$669
Additions	—	(11)	(11)
Accretion	14	—	14
Cash payments	(662)	(10)	(672)
Balance as of December 31, 2013	$—	$—	$—
NOTE 11—INCOME TAXES
As a RIC, we are taxed under Subchapter M of the Internal Revenue Code. As such, our income generally is not taxable to the extent we distribute it to stockholders and we meet certain qualification tests as outlined in the Internal Revenue Code. However, income from certain investments owned by our wholly owned subsidiaries is subject to federal, state and local income taxes. During 2013 and 2012, we declared and paid distributions from ordinary income that were sufficient to meet our distribution requirements as a RIC. On a continuing basis, we monitor distribution requirements in order to comply with Subchapter M of the Internal Revenue Code.
We use the asset and liability method to account for our Taxable Subsidiaries' income taxes. Using this method, we recognize deferred tax assets and liabilities for the estimated future tax effects attributable to temporary differences between financial reporting and the tax basis of assets and liabilities. In addition, we recognize deferred tax benefits associated with net operating carryforwards that we may use to offset future tax obligations. We measure deferred tax assets and liabilities using the enacted tax rates expected to apply to taxable income in the years in which we expect to recover or settle those temporary differences. During the twelve months ended December 31, 2013, 2012 and 2011, we recorded income tax provisions of $0.1 million, $0.3 million, and $37,000, respectively, which were primarily attributable to flow-through taxable income on certain investments held by our subsidiaries.
From December 2001 through December 31, 2013, we declared distributions per share of $13.89. We determine the tax attributes of our distributions as of the end of our fiscal year based upon our taxable income for the full year and distributions paid during the full year. Each year, we mail statements on Form 1099-DIV to our stockholders that identify whether we made distributions from ordinary income, net capital gains on the sale of securities, which are each taxable distributions, and/or a return of paid-in-capital surplus, which is a nontaxable distribution. A portion of our distributions may represent a return of capital to our stockholders, to the extent that the total distributions paid in a given year exceed current and accumulated taxable earnings and profits. All or a portion of the distributions that we paid to stockholders during fiscal years 2013, 2012, 2011, 2008, 2006, 2005, 2004 and 2003 represented a return of capital.
On December 22, 2010, the Regulated Investment Company Modernization Act of 2010, or the Modernization Act, was enacted, which changed various technical rules governing the tax treatment of regulated investment companies. The changes are generally effective for taxable years beginning after the date of enactment. One of the more prominent changes addresses capital loss carryforwards. Under the Modernization Act, each RIC will be permitted to carry forward capital losses incurred in taxable years beginning after the date of enactment for an unlimited period. However, any losses incurred during those subsequent taxable years will be required to be utilized prior to the losses incurred in pre-enactment taxable years, which carry an expiration date. As a result of this ordering rule, pre-enactment capital loss carryforwards may be more likely to expire unused. Additionally, post-enactment capital loss carryforwards will retain their character as either short-term or long-term capital losses rather than being considered all short-term as permitted under previous regulation. For the tax years ended December 31, 2013, 2012 and 2011, we have total net capital losses of $120.8 million which have no expiration and will be carried forward indefinitely to offset future net capital gains. Capital loss carryforwards from tax years 2009 of $54.2 million and 2010 of $5.2 million will expire December 31, 2017 and December 31, 2018, respectively, unless utilized to offset future net capital gains prior to those expiration dates to the extent permitted by federal tax law.

For income tax purposes, we report distributions paid to stockholders as ordinary income, return of capital, capital gains or a combination thereof. For the tax year ended December 31, 2013, 75.0% of our distributions were from ordinary income and 25.0% of our distributions were a return of capital. For the tax year ended December 31, 2012, 100% of our distributions were a return of capital. For the tax year ended December 31, 2011, 37% of our distributions were from ordinary income and 63% of our distributions were a return of capital. Distributions per common share for the years ended December 31, 2013, 2012 and 2011 were taxable as follows:

	Years ended December 31,
	2013		2012		2011
	$/Share	% of Total	$/Share	% of Total	$/Share	% of Total
Dividends declared during the year	$0.500		$0.575		$0.660
Dividends declared in 2011 but paid in 2012	—		0.170		(0.170)
Dividends declared in 2010 but paid in 2011	—		—		0.140
Dividends paid in calendar year	0.500		0.745		0.630
Dividends declared in 2010, paid in 2011, but treated as taxable in 2010 as required by the Internal Revenue Code	—		—		(0.030)
Dividends paid for tax purposes	$0.500		$0.745		$0.600
Dividends declared on tax Form 1099-DIV(unaudited)
Ordinary income(a)	$0.375	75.0%	$—	—%	$0.220	37.0%
Return of capital(b)	0.125	25.0	0.745	100.0	0.380	63.0
Total reported on tax Form 1099-DIV	$0.500	100.0%	$0.745	100.0%	$0.600	100.0%
__________________

(a)	Ordinary income was reported on Form 1099-DIV as either qualified or non-qualified.

(b)	Return of capital refers to those amounts reported as nontaxable distributions on Form 1099-DIV.
On a tax basis, distributions allocable to 2013 were composed of $26.0 million of ordinary income and $9.0 million of return of capital, distributions allocable to 2012 were composed of $55.2 million of return of capital and distributions in 2011 were composed of $16.3 million of ordinary income and $29.0 million return of capital. The following table summarizes changes in our cumulative distributions in excess of earnings for federal income tax purposes for the years ended December 31, 2013 and 2012:

(in thousands)	December 31,
	2013	2012
Beginning Balance	$251,165	$195,310
Current year return of capital	9,029	55,211
Current year tax permanent differences	282	644
Tax distributions in excess of earnings	$260,476	$251,165
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

The following table summarizes the cost, as well as the unrealized appreciation and depreciation for federal income tax purposes as of December 31, 2013 and 2012:

	December 31,
(in thousands)	2013	2012
Total investments at fair value (GAAP)	$368,873	$477,724
Gross unrealized appreciation
Unrealized appreciation of fair value of portfolio investments (GAAP)	(5,231)	(7,752)
Book to tax differences	(76,810)	(75,261)
Gross unrealized appreciation (GAAP)	(82,041)	(83,013)
Gross unrealized depreciation
Unrealized depreciation of fair value of portfolio investments (GAAP)	202,596	198,814
Book to tax differences	—	—
Gross unrealized depreciation (GAAP)	202,596	198,814
Net unrealized depreciation (GAAP)	120,555	115,801
Plus: Unrealized depreciation of fair value of other assets and liabilities (GAAP)	201	1
Cost for federal income tax purposes	$489,629	$593,526
The following table reconciles GAAP net income (loss) to taxable (loss) income for the years ended December 31, 2013 and 2012:

(in thousands)	Years ended December 31,
	2013	2012
Net income (loss)	$1,176	$4,998
Difference between book and tax losses on investments	(1,894)	27,681
Net change in unrealized depreciation on investments not taxable until realized	6,704	(85,282)
Capital losses in excess of capital gains	23,985	70,513
Timing difference related to deductibility of long-term incentive compensation	(2,120)	1,456
Taxable interest income on non-accrual loans(a)	63	(17,586)
Dividend income accrued for GAAP purposes that is not yet taxable	(2,554)	(3,688)
Distributions from taxable subsidiaries	3,104	1,532
Federal tax provision	125	277
Other, net	(2,557)	(3,030)
Taxable (loss) income before deductions for distributions	$26,032	$(3,129)
___________________________

(a)
Results for the years ended December 31, 2013 and 2012 reflect the reversal of interest we previously recognized on non-accrual loans of portfolio investments that we monetized. In accordance with the Internal Revenue Code, we are required to recognize as taxable interest income all interest that is owed to us by portfolio companies, including interest on those debt investments that are on non-accrual status for GAAP reporting purposes.

As of December 31, 2013, based on our analysis of our tax position, we concluded that we did not have any uncertain tax positions that met the recognition or measurement criteria of ASC Topic 740, Income Taxes.

NOTE 12—EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted income (loss) per common share for the years ended December 31, 2013, 2012 and 2011:

	Years ended December 31,
(dollars in thousands, except per share amounts)	2013	2012	2011
Numerator for basic and diluted loss per share
Net income (loss)	$1,176	$4,998	$(93,115)
Less: Dividends declared—common and restricted shares	(35,400)	(42,889)	(50,877)
Undistributed earnings	(34,224)	(37,891)	(143,992)
Percentage allocated to common shares(a)	98.4%	98.6%	100.0%
Undistributed earnings—common shares	(33,676)	(37,361)	(143,992)
Add: Dividends declared—common shares	34,834	42,289	50,877
Numerator for common shares outstanding excluding participating shares	1,158	4,928	(93,115)
Numerator for participating unvested shares only	18	70	—
Numerator for basic and diluted loss per share—total	$1,176	$4,998	$(93,115)
Denominator for basic and diluted weighted-average shares outstanding
Common shares outstanding	70,122	73,793	76,259
Participating unvested shares(b)	1,110	1,066	—
Basic and diluted weighted-average common shares outstanding—total(b)	71,232	74,859	76,259
Earnings (loss) per share—basic and diluted
Excluding participating unvested shares	$0.02	$0.07	$(1.22)
Including participating unvested shares	$0.02	$0.07	$(1.22)
_______________________________
(a) Basic and diluted weighted-average common shares:
Weighted-average common shares outstanding	70,122	73,793	76,259
Weighted-average restricted shares	1,110	1,066	—
Total basic and diluted(b) weighted-average common shares	71,232	74,859	76,259
Percentage allocated to common shares	98.4%	98.6%	100.0%

(b)
For the year ended December 31, 2011, we excluded 735 weighted-average shares of restricted common stock from the calculation of diluted loss per share because the inclusion of these shares would have had an anti-dilutive impact on the calculation of loss per share.

Holders of unvested shares of our issued and outstanding restricted common stock are eligible to receive non-forfeitable dividends. As such, these unvested shares are participating securities requiring the two-class method of computing earnings per share. Pursuant to the two-class method, we report basic and diluted earnings per share both inclusive and exclusive of the participating securities.
NOTE 13—COMMITMENTS AND CONTINGENCIES
LEGAL PROCEEDINGS
We are a party to certain legal proceedings incidental to the normal course of our business, including the enforcement of our rights under contracts with our portfolio companies. Furthermore, third parties may try to seek to impose liability on us in connection with the activities of our portfolio companies. While the outcome of these legal proceedings cannot at this time be predicted with certainty, we do not expect that these proceedings will have a material effect on our financial condition or results of operations.
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

We do not report the unused portions of these commitments on our Consolidated Balance Sheets. As of December 31, 2013 and 2012, we had $18.1 million and $23.0 million, respectively, of outstanding unused loan commitments. We estimate that as of each of December 31, 2013 and 2012, the fair value of these commitments was $0.1 million based on the fees that we currently charge to enter into similar arrangements, taking into account the creditworthiness of the counterparties. As of December 31, 2013 and 2012, we had no outstanding guarantees or standby letters of credit.
LEASE OBLIGATIONS
We lease our headquarters and certain other facilities and equipment under non-cancelable operating and capital leases which expire in 2014. The lease on our former headquarters in Arlington, Virginia expired in February 2013. In August 2012, we entered into a lease agreement for new office space in Arlington, Virginia. The new lease term is from October 2012 to November 2014 with a base rent of $0.4 million per year. The base rent will not increase during the term of the lease. In November 2012, we ceased using our old headquarters and recognized the remaining amounts due under that lease in other liabilities on our Consolidated Balance Sheet as of December 31, 2012. As of December 31, 2013, our obligations for the remaining terms of these leases was $0.4 million, which will be payable during the next twelve months. During the years ended December 31, 2013, 2012 and 2011, our rent expense totaled $0.3 million, $2.2 million and $1.8 million, respectively. In February 2014, we entered into a new lease for our corporate headquarters. See Note 17—Subsequent Events.
NOTE 14—SIGNIFICANT SUBSIDIARIES
We have determined that for the year ended December 31, 2013, RadioPharmacy Investors, LLC, or RadioPharmacy, and GMC Television Broadcasting, LLC, or GMC, are unconsolidated portfolio companies that meet the conditions of a significant subsidiary and therefore, we are presenting summarized financial information of RadioPharmacy and GMC as of the most recent periods for which data is available. Both RadioPharmacy and GMC are private companies, which have prepared financial statements in accordance with GAAP but not in accordance with Regulation S-X. In addition, the financial information of RadioPharmacy or GMC has not been audited.
RadioPharmacy Investors, LLC
RadioPharmacy is a nuclear compounding pharmacy for regional hospitals and imaging centers. During the year ended December 31, 2013, we recognized $4.5 million of total revenue from our investment in RadioPharmacy. The following table sets forth summarized balance sheet information for RadioPharmacy as of December 31, 2013 and December 31, 2012.

(in thousands)	December 31, 2013	December 31, 2012
	(unaudited)	(unaudited)
Assets:
Total current assets	$6,126	$5,868
Total non-current assets	19,270	18,783
Total assets	$25,396	$24,651

Liabilities and Stockholders' Equity:
Current liabilities	$3,349	$2,907
Long-term liabilities	19,645	19,679
Preferred stock	1	1
Other stockholders' equity	2,401	2,064
Total liabilities and stockholders' equity	$25,396	$24,651

The following table sets forth summarized income statement information for RadioPharmacy for the year ended December 31, 2013 and 2012.

	Year ended December 31,
(in thousands)	2013	2012
	(unaudited)	(unaudited)
Sales	$26,098	$28,252
Gross margin	$15,316	$15,220
Net income (loss)	$337	$(426)
GMC Television Broadcasting, LLC
GMC owns certain Hawaii local television station licenses. During the year ended December 31, 2013, we recognized $0.7 million of total revenue from our investment in GMC. The following table sets forth summarized balance sheet information for GMC as of December 31, 2013 and December 31, 2012.

(in thousands)	December 31, 2013	December 31, 2012
	(unaudited)	(unaudited)
Assets:
Total current assets	$1,460	$1,375
Total non-current assets	34,360	38,834
Total assets	$35,820	$40,209

Liabilities and Stockholders' Equity:
Current liabilities	$1,192	$1,214
Long-term liabilities	25,302	29,224
Member's equity	9,326	9,771
Total liabilities and stockholders' equity	$35,820	$40,209
The following table sets forth summarized income statement information for GMC for the year ended December 31, 2013 and 2012.

	Year ended December 31,
(in thousands)	2013	2012
	(unaudited)	(unaudited)
Sales	$3,987	$4,468
Gross margin	$(87)	$(351)
Net income (loss)	$(445)	$(674)

NOTE 15—FINANCIAL HIGHLIGHTS
Following schedule summarizes financial highlights for the five years ended December 31, 2013:

	Years Ended December 31,
(in thousands, except per share amounts)	2013	2012	2011	2010	2009
PER SHARE DATA
Net asset value at beginning of year(a)	$5.18	$5.65	$7.54	$8.06	$8.66
Net (loss) income(b)
Net operating income before net investment loss, loss on extinguishment of debt and income tax provision	0.42	0.25	0.49	0.54	0.51
Net unrealized (depreciation) appreciation on investments	(0.09)	1.14	(0.51)	(0.88)	1.31
Net realized (loss) gain on investments	(0.31)	(1.32)	(1.19)	0.15	(2.57)
Loss on extinguishment of debt before income tax provision	—	—	(0.01)	0.04	0.07
Income tax provision	—	—	—	(0.02)	—
Net income (loss)	0.02	0.07	(1.22)	(0.17)	(0.68)
Net decrease in net assets resulting from distributions	(0.50)	(0.58)	(0.66)	(0.37)	—
Net (decrease) increase in net assets relating to stock-based transactions
Forfeiture (issuance) of shares of restricted common stock(c)	0.01	(0.07)	(0.04)	(0.04)	—
Repurchase of common stock	—	0.06	—	—	—
Net increase in stockholders’ equity from restricted stock amortization	0.02	0.03	0.03	0.06	0.11
Net (decrease) increase in stockholders’ equity from other stock transactions(b)	0.01	0.02	—	—	(0.03)
Net (decrease) increase in net assets relating to share issuances	0.04	0.04	(0.01)	0.02	0.08
Net asset value at end of year(a)	$4.74	$5.18	$5.65	$7.54	$8.06
MARKET PRICE PER SHARE AT END OF YEAR	$4.40	$4.60	$3.99	$6.97	$4.32
TOTAL RETURN(d)	6.52%	33.96%	(33.72)%	66.67%	508.45%
SHARES OF COMMON STOCK OUTSTANDING
Weighted-average (diluted)	71,232	74,859	76,259	75,422	74,692
End of year	70,510	71,721	76,997	76,662	76,394
NET ASSETS
Average	$364,188	$397,741	$534,240	$611,084	$620,243
End of year	$333,954	$371,728	$434,952	$578,016	$615,683
RATIO
Operating expenses to average net assets	5.65%	10.61%	8.99%	8.02%	9.94%
Net operating income to average net assets	8.21%	4.73%	7.05%	6.64%	6.16%
General and administrative expense to average net assets	1.48%	3.52%	2.63%	1.88%	2.52%
Return on average equity	0.32%	1.26%	(17.43)%	(2.14)%	(8.23)%
_____________________________

(a)	Based on total number shares outstanding.

(b)	Based on weighted-average number shares outstanding.

(c)	Represents the effects of shares issued during the period and the lapsing of forfeiture provisions on restricted stock on earnings per share.

(d)	Total return = [(ending market price per share – beginning market price per share + dividends paid per share) / beginning market price].

NOTE 16—SELECTED QUARTERLY DATA (UNAUDITED)
The following tables summarize key unaudited financial information for the eight quarters ended December 31, 2013. Results for any quarter are not necessarily indicative of results for the full year or for any future quarter.

	2013 Quarters				2012 Quarters
(in thousands, except per share amounts)	Fourth	Third	Second	First	Fourth	Third	Second	First
INCOME STATEMENT DATA
Revenue	$11,179	$13,170	$12,890	$13,246	$13,421	$12,069	$17,944	$17,559
Net operating income before net investment loss, loss on extinguishment of debt and income tax provision	6,333	7,964	7,556	8,043	5,113	4,056	5,595	4,042
Net income (loss)	$(18,439)	$3,289	$8,574	$7,752	$6,412	$4,266	$(7,037)	$1,357
Income (loss) per basic and diluted common share	$(0.26)	$0.05	$0.12	$0.11	$0.09	$0.06	$(0.09)	$0.02
Weighted-average common shares outstanding—basic and diluted	69,924	71,218	71,217	71,507	72,594	73,431	75,142	77,050
NOTE 17—SUBSEQUENT EVENTS
REPAYMENT OF 2006-1 TRUST DEBT
In November 2013, we directed the trustee to redeem the remaining notes of our 2006-1 Trust on the next quarterly payment date. On January 21, 2014, we repaid the Class D Notes in full for an aggregate redemption price of $40.3 million of which $14.9 million was paid to us in respect of the Class D Notes we held, the other obligations of the Trust were satisfied and the assets of the 2006-1 Trust were transferred to MCG, the parent.
NEW LEASE FOR OFFICE SPACE
On February 28, 2014, we entered into a new lease for our headquarters office space. The lease will commence on December 1, 2014 and will run through December 31, 2015 with a one year renewal option.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
None.

ITEM 9A.	CONTROLS AND PROCEDURES.

1.	Disclosure Controls and Procedures.
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2013. The term “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.
Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the foregoing evaluation of our disclosure controls and procedures as of December 31, 2013, our Chief Executive Officer and our Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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
Our management, including the supervision and participation of the Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2013. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control—Integrated Framework” published in 1992.
Based on our assessment, management concluded that, as of December 31, 2013, our internal control over financial reporting is effective based on those criteria.
Our independent registered public accounting firm has issued an attestation report with regard to our internal control over financial reporting.

(b) ATTESTATION REPORT OF THE REGISTERED PUBLIC ACCOUNTING FIRM
The attestation report of our independent registered public accounting firm regarding our internal control over financial reporting appears on page 67.
(c) CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act), occurred during the fiscal quarter ended December 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION
Lease for Office Space
On February 28, 2014, we entered into a lease, or the Lease, with BFP Potomac Tower Co. LLC, a Delaware limited liability company, or the Landlord. Under the terms of the Lease, we have agreed to lease approximately 13,684 square feet of office space at 1001 19th Street North, Arlington, VA, which includes approximately 13,134 square feet of office space that we are currently subleasing pursuant to a sublease dated as of August 15, 2012 between FBR & CO and MCG, or the Sublease.
The Lease will commence on December 1, 2014 following the expiration of the Sublease on November 30, 2014. The Lease will run through December 31, 2015 although we have the option to renew the Lease for one additional one-year term provided that we provide notice of such extension no later than December 31, 2014. Lease payments of $684,200 per annum, payable in monthly installments of $57,016.67, or the Base Rent, are due during the term of the Lease and, if the renewal option is exercised, during the renewal term. However, we shall receive a rent credit in the amount of $166,050 for the initial term and, if applicable, for the renewal term, with such credit to reduce the monthly installments of rent (i) for the first two months of the initial term and, if applicable, the renewal term to $0 and (ii) for the third month of the initial term and, if applicable, the renewal term, to $5,000. Base Rent will not increase during the initial or renewal term of the Lease, and we are not required to pay any taxes or operating expenses other than electricity.
The foregoing description of the Lease is not complete and is qualified in its entirety by the full text of the Lease, which is filed as an exhibit to this Annual Report on Form 10-K as Exhibit 10.5, and is incorporated by reference herein.
Appointment of Certain Officers
Effective March 6, 2014, Keith Kennedy, our Executive Vice President, Managing Director, Chief Financial Officer and Treasurer, assumed the position of President. B. Hagen Saville will remain our Chief Executive Officer.
Prior to joining us in February 2012, Mr. Kennedy, age 44, served as an Executive-in-Residence at Arlington Capital Partners from May 2011 to February 2012. From October 2009 until he joined Arlington Capital, Mr. Kennedy pursued principal investing and, during this period, worked exclusively with Jay I. Kislak and J.I. Kislak, Inc. (March to September 2010) to pursue the acquisition of various private companies. From October 2002 to September 2009, Mr. Kennedy worked at GE Capital where he was a Managing Director and invested in over 40 healthcare transactions. Prior to GE, Mr. Kennedy served as a Manager, Transaction Services, at Ernst & Young LLP. Early in his career, Mr. Kennedy served as an Officer in the U.S. Air Force. Mr. Kennedy received his M.B.A. from The College of William & Mary and Bachelor of Science with High Distinction from Indiana University. Mr. Kennedy is a Chartered Financial Analyst and Certified Public Accountant.
In connection with the commencement of his tenure as President, we executed a Severance, Confidentiality and Non-Solicitation Agreement, or the Agreement, with Mr. Kennedy.
Term. Under the Agreement, Mr. Kennedy is an “at will” employee upon the terms set forth in the Agreement, for the period commencing from the date of execution and ending on the date on which such employment is terminated.
Salary, Bonus and Benefits. Mr. Kennedy will receive an annual base salary of $450,000, and will be eligible to receive an annual bonus determined by our board of directors or compensation committee, with a target bonus equal to 100% of his base salary. Mr. Kennedy shall be entitled to participate in all benefit plans and programs that we establish and make available to our employees to the extent that he is eligible under (and subject to the provisions of) the plan documents governing those programs.
Payments Upon Termination or Upon a Change of Control. If Mr. Kennedy’s employment is terminated by us for cause or by Mr. Kennedy other than for good reason (each as defined in the Agreement), he will receive all amounts of compensation accrued under the Agreement but unpaid as of the termination date, including base salary, bonuses or incentive compensation for the previous fiscal year, vacation pay, reimbursable expenses and any previously deferred compensation. In addition, Mr. Kennedy will forfeit any shares of restricted common stock as to which the forfeiture restrictions have not lapsed.
If Mr. Kennedy’s employment is terminated (i) by us other than for cause, death or disability or (ii) by Mr. Kennedy for good reason, then Mr. Kennedy will receive all of his accrued compensation, severance pay equal to 1.5 times his base salary and 1.5 times his target annual bonus, full and immediate lapsing of forfeiture restrictions with respect to all of his shares of restricted common stock, and continued health coverage for Mr. Kennedy and any eligible dependents for a maximum of 18 months from his date of termination.
If Mr. Kennedy’s employment is terminated due to death or disability, Mr. Kennedy will receive his accrued compensation, an amount equal to the annual bonus Mr. Kennedy would have been entitled to receive for the fiscal year in which his termination of employment occurs, pro-rated and calculated at target, and full and immediate lapsing of forfeiture restrictions with respect to all of his shares of restricted common stock.
Non-Solicitation and Proprietary Information. During the term of his employment with us and for eighteen months thereafter, Mr. Kennedy has agreed not to recruit or hire any of our employees, and solicit our clients and certain prospective clients. The Agreement requires that Mr. Kennedy protect our confidential information both during and after the term of his employment with us.
There is no arrangement or understanding between Mr. Kennedy and any other person pursuant to which he was appointed as President, nor is there any family relationship between Mr. Kennedy and any of our directors or other executive officers. There are no transactions since the beginning of our last fiscal year, or any currently proposed transaction, in which we are a participant, the amount involved exceeds $120,000, and in which Mr. Kennedy had, or will have, a direct or indirect material interest.
The foregoing description of the Agreement is not complete and is qualified in its entirety by the full text of the Agreement, which is filed as an exhibit to this Annual Report on Form 10-K as Exhibit 10.20, and is incorporated by reference herein.
Effective March 6, 2014, Beverly Jane Alley, our Controller, will assume the position of Interim Chief Financial Officer and Treasurer. In connection with the commencement of her tenure as Interim Chief Financial Officer and Treasurer, Ms. Alley’s annual base salary was increased from $200,000 to $250,000.
Prior to joining us on November 29, 2004, Ms. Alley, age 51, served as Manager of Corporate Accounting and Cost Accounting for Measurement Specialties, Inc. from February 2001 until November 2004. Prior to Measurement Specialties, from April 1999 to February 2001 Ms. Alley was the Manager of Accounting for Lucas Control Systems. Ms. Alley received her B.B.A. from the University of Oklahoma and an M.B.A. from Troy State University. Ms. Alley is a Certified Public Accountant.
Ms. Alley is eligible for participation in the MCG Capital Corporation 2011 Severance Pay Plan, as amended, or the 2011 Severance Pay Plan, which is applicable to all MCG employees who are not entitled to receive severance benefits under another agreement or letter in excess of any wages accrued as of any termination of employment.
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
Under the 2011 Severance Pay Plan, if the employment of Ms. Alley is terminated by us other than for cause, or if Ms. Alley terminates her employment with us for good reason, Ms. Alley would be eligible for nine months of continuing separation pay, healthcare continuation benefits and lapsing of forfeiture provisions with respect to shares of restricted stock.
There is no arrangement or understanding between Ms. Alley and any other person pursuant to which she was appointed as Interim Chief Financial Officer and Treasurer, nor is there any family relationship between Ms. Alley and any of our directors or other executive officers. There are no transactions since the beginning of our last fiscal year, or any currently proposed transaction, in which we are a participant, the amount involved exceeds $120,000, and in which Ms. Alley had, or will have, a direct or indirect material interest.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
The information relating to our directors, nominees for election as directors, executive officers and audit committee under the headings Election of Directors, Corporate Governance—Our Executive Officers, Corporate Governance—Section 16(a) Beneficial Ownership Reporting Compliance and Corporate Governance—Board Committees in our definitive proxy statement for the 2014 Annual Meeting of Stockholders is incorporated herein by reference to such proxy statement.
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
We made no material change to the procedures by which stockholders may recommend nominees to our board of directors, as described in our 2013 proxy statement.

ITEM 11.	EXECUTIVE COMPENSATION.
The discussion under the headings Executive Compensation, Compensation of Directors, Compensation Committee Report, Compensation Committee Interlocks and Insider Participation, and Narrative Disclosure of Our Compensation Policies and Practices as They Relate to Risk Management in our definitive proxy statement for the 2014 Annual Meeting of Stockholders is incorporated herein by reference to such proxy statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
The discussion under the heading Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters in our definitive proxy statement for the 2014 Annual Meeting of Stockholders is incorporated herein by reference to such proxy statement.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
The discussion under the headings Certain Relationships and Related Transactions; Policies and Procedures for Related Person Transactions and Corporate Governance—Board Determination of Independence in our definitive proxy statement for the 2014 Annual Meeting of Stockholders is incorporated herein by reference to such proxy statement.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.
The discussion under the heading Ratification of Selection of Independent Registered Public Accounting Firm—Auditors’ Fees and—Pre-Approval Policies and Procedures in our definitive proxy statement for the 2014 Annual Meeting of Stockholders is incorporated herein by reference to such proxy statement.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Report of Independent Registered Public Accounting Firm
Board of Directors and Stockholders
MCG Capital Corporation
We have audited the consolidated balance sheets of MCG Capital Corporation (the Company), including the consolidated schedules of investments, as of December 31, 2013 and 2012, and the related consolidated statements of operations, changes in net assets, and cash flows for each of the three years in the period ended December 31, 2013, and the consolidated financial highlights for each of the five years in the period ended December 31, 2013, and have issued our report thereon dated March 5, 2014 (included elsewhere in this Form 10-K). Our audits also included the Schedule 12-14 listed in Item 15 of this Form 10-K. The Schedule 12-14 is the responsibility of the Company’s management. Our responsibility is to express an opinion on this schedule based on our audits.
In our opinion, the Schedule 12-14 referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
/s/ Ernst & Young LLP
McLean, Virginia
March 5, 2014

Schedule 12-14
MCG Capital Corporation
SCHEDULE OF INVESTMENTS IN AND ADVANCES TO AFFILIATES

(in thousands)		Year Ended December 31, 2013	As of December 31, 2012 Fair Value			As of December 31, 2013 Fair Value
Portfolio Company	Investment(a)	Amount of Interest or Dividends Credited to Income(e)		Gross Additions(b)	Gross Reductions(c)
Control Investments
GMC Television Broadcasting, LLC	Senior Debt	699	15,736	704	(4,188)	12,252
	Subordinated Debt(d)	—	—	—	—	—
	Class B Voting Units	—	—	—	—	—
Jet Plastica Investors, LLC	Senior Debt(d)	—	—	—	—	—
RadioPharmacy Investors, LLC	Senior Debt	818	7,640	—	—	7,640
	Subordinated Debt	1,937	10,518	323	—	10,841
	Preferred LLC Interest	1,719	16,112	1,719	(4,656)	13,175
Total Control Investments		5,173	50,006	2,746	(8,844)	43,908

Affiliate Investments
Advanced Sleep Concepts, Inc.(f)	Senior Debt	—	7,199	—	(7,199)	—
	Subordinated Debt(d)	—	10	—	(10)	—
	Series A Preferred Stock	—	—	—	—	—
	Series B Preferred Stock		—	—	—	—
	Common Stock		—	—	—	—
	Warrants to purchase Common Stock		—	—	—	—
C7 Data Centers, Inc.	Senior Debt	1,520	9,659	8,000	(567)	17,092
	Series B Preferred Units	(53)	2,421	1,264	(203)	3,482
Contract Datascan Holdings, Inc.	Subordinated Debt	1,685	7,870	357	(8,227)	—
	Series A Preferred Stock		2,203	—	(2,203)	—
	Series B Preferred Stock		341	—	(341)	—
	Common Stock		—	—	—	—
Education Management, Inc.(g)	Senior Debt	577	—	19,599	18	19,617
	Series C Preferred Debt	—	—	5,000	(4,826)	174
IDOC, LLC	Senior Debt	1,543	14,707	—	55	14,762
	Limited Partner Interests		1,073	592	—	1,665
Miles Media Group, LLC(h)	Senior Debt	1,106	16,495	—	(16,495)	—
	Warrants to purchase Class A Units	(33)	101	2,899	(3,000)	—
Total Affiliate Investments		$6,345	$62,079	$37,711	$(42,998)	$56,792
This schedule should be read in conjunction with our Consolidated Financial Statements, including our Consolidated Schedule of Investments and Notes 3 and 4 to the Consolidated Financial Statements.

(a)
Common stock, warrants, options and, in some cases, preferred stock generally are non-income producing and restricted. The principal amount of the debt and the number of shares of common stock and preferred stock are shown in the Consolidated Schedule of Investments as of December 31, 2013.

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

(d)	All or part of this debt is on non-accrual status as of December 31, 2013, and, therefore, is considered non-income producing.

(e)
Represents the total amount of interest or dividends credited to income for the portion of the year an investment was a control investment (more than 25% owned) or an affiliate investment (5% to 25% owned), respectively. All dividend income is non-cash unless otherwise noted.

(f)
During 2013 our preferred and common stock investments in Advanced Sleep Concepts, Inc. were canceled and written off. As of December 31, 2013 the portfolio company is classified as a non-affiliate. The transfers of our senior and subordinate debt investments from affiliate to non-affiliate are included in gross reductions.

(g)
In December 2013, we exchanged $5.0 million of our senior debt to Education Management, Inc. for $5.0 million of a new class of preferred stock of Education Management, Inc.  With the completion of this transaction, Education Management, Inc. became an affiliate. The transfers of our investments from non-affiliate to affiliate are included in gross additions.

(h)
During 2013 our warrant investment in Miles Media Group, LLC was sold. As of December 31, 2013 the portfolio company is classified as a non-affiliate. The transfer of our senior debt investment from affiliate to non-affiliate is included in gross reductions.

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

		Incorporated by Reference
Exhibit No.	Description	Form and SEC File No.	Filing Date with SEC	Exhibit No.	Filed with this 10-K
	Certificate of Incorporation and Bylaws
3.1	Restated Certificate of Incorporation of MCG Capital Corporation	8-K (0-33377)	May 31, 2005	3.1
3.2	Amended and Restated Bylaws of MCG Capital Corporation	8-K (0-33377)	April 11, 2012	3.1
	Instruments Defining the Rights of Security Holders
4.1	Specimen Common Stock Certificate	N-2 (333-64596)	November 1, 2001	99.d.1
4.2	Third Amended and Restated Registration Rights Agreement by and among MCG Capital Corporation and certain stockholders	10-K (0-33377)	April 1, 2002	10.1
	Material Contracts—Purchase, Financing and Credit Agreements
10.1	Amended and Restated Custody Agreement by and between MCG Capital Corporation and Wells Fargo Bank, National Association, dated December 11, 2008	10-K (0-33377)	March 9, 2009	10.2
10.2	Financing Agreement dated November 21, 2012 between MCG Capital Corporation and Bank of America, N.A	8-K (0-33377)	November 26, 2012	10.1
10.3	First Amendment to Financing Agreement dated as of August 8, 2013 between MCG Capital Corporation and Bank of America, N.A.	8-K (0-33377)	August 8, 2013	10.1
	Material Contracts—Leases
10.4	Sublease dated as of August 15, 2012 by and between MCG Capital Corporation and FBR & CO.	8-K (0-33377)	August 16, 2012	10.1
10.5	Deed of Lease by and between BFP Potomac Tower Co. LLC, as landlord, and MCG Capital Corporation, as tenant, dated as of February 28, 2014				*
	Material Contracts—Management Contracts and Compensation Plans
10.6#	MCG Capital Corporation 401(k) Plan	10-K (0-33377)	March 5, 2013	10.12
10.7#	MCG Capital Corporation Dividend Reinvestment Plan	N-2 (333-64596)	November 1, 2001	99.e
10.8#	MCG Capital Corporation Third Amended and Restated 2006 Non-Employee Director Restricted Stock Plan	8-K(0-33377) 8-K/A(0-33377)	June 1, 2010 June 2, 2010	10.2 10.2
10.9#	MCG Capital Corporation Third Amended and Restated 2006 Employee Restricted Stock Plan	8-K(0-33377) 8-K/A(0-33377)	June 1, 2010 June 2, 2010	10.1 10.1
10.10#	Form of Restricted Stock Agreement for Non-Employee Members of the Board of Directors (pursuant to the Third Amended and Restated 2006 Non-Employee Director Restricted Stock Plan)	10-Q (0-33377)	August 5, 2010	10.4
10.11#	Form of Restricted Stock Agreement for Employees (pursuant to the Third Amended and Restated 2006 Employee Restricted Stock Plan)	10-Q (0-33377)	August 5, 2010	10.3
10.12#	Form of Restricted Stock Agreement for MCG Executive Employee (pursuant to the Third Amended and Restated 2006 Employee Restricted Stock Plan).	8-K (0-33377)	March 15, 2012	10.3
10.13#	Restricted Stock Agreement by and between MCG Capital Corporation and B. Hagen Saville, dated November 21, 2006	10-K (0-33377)	March 9, 2009	10.37
10.14#	Employment Agreement by and between MCG Capital Corporation and B. Hagen Saville, dated as of September 18, 2006	8-K (0-33377)	September 19, 2006	10.2
10.15#	Amendment to Employment Agreement by and between MCG Capital Corporation and B. Hagen Saville, dated as of December 31, 2008	10-K (0-33377)	March 9, 2009	10.43

		Incorporated by Reference
Exhibit No.	Description	Form and SEC File No.	Filing Date with SEC	Exhibit No.	Filed with this 10-K
10.16#	Amendment No. 2 to Employment Agreement by and between MCG Capital Corporation and B. Hagen Saville, dated as of November 1, 2012	10-K (0-33377)	March 5, 2013	10.22
10.17#	Amendment No. 3 to Employment Agreement by and between MCG Capital Corporation and B. Hagen Saville, dated as of March 5, 2014				*
10.18#	Severance, Confidentiality and Non-Solicitation Agreement by and between MCG Capital Corporation and Tod K. Reichert, dated August 2, 2011	10-Q (0-33377)	August 4, 2011	10.6
10.19#	Amendment No. 1 to Severance, Confidentiality and Non-Solicitation Agreement by and between MCG Capital Corporation and Tod K. Reichert, dated as of March 5, 2014				*
10.20#	Severance, Confidentiality and Non-Solicitation Agreement by and between MCG Capital Corporation and Keith Kennedy, dated as of March 5, 2014				*
10.21#	MCG Capital Corporation 2011 Severance Pay Plan, dated August 3, 2011	10-Q (0-33377)	August 4, 2011	10.4
10.22#	Amendment No. 1 to MCG Capital Corporation 2011 Severance Pay Plan.	8-K (0-33377)	March 15, 2012	10.1
10.23#	Amendment No. 2 to MCG Capital Corporation Severance Pay Plan	10-Q (0-33377)	July 31, 2012	10.1
10.24#	MCG Capital Corporation 2013 Annual Incentive Cash Bonus Plan	8-K (0-33377)	March 19, 2013	10.1
	Code of Ethics
14.1	Amended and Restated Code of Business Conduct and Ethics, effective as of March 15, 2012	8-K (0-33377)	March 15, 2012	14.1
	Subsidiaries of the Registrant
21	Subsidiaries of MCG Capital Corporation and Jurisdiction of Incorporation/Organization				*
	Consents of Experts
23.1	Consent of Ernst & Young LLP, independent registered public accounting firm				*
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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 5, 2014.

MCG CAPITAL CORPORATION

By:	/S/ B. Hagen Saville
B. Hagen Saville Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ B. HAGEN SAVILLE	President and Chief Executive Officer, (Principal Executive Officer)	March 5, 2014
B. Hagen Saville
/s/ KEITH KENNEDY	Chief Financial Officer (Principal Financial and Accounting Officer)	March 5, 2014
Keith Kennedy
/s/ RICHARD W. NEU	Chairman of the Board and Director	February 28, 2014
Richard W. Neu
/s/ KIM D. KELLY	Director	February 28, 2014
Kim D. Kelly
/s/ KENNETH J. O’KEEFE	Director	February 28, 2014
Kenneth J. O’Keefe
/s/ GAVIN SAITOWITZ	Director	February 28, 2014
Gavin Saitowitz