Form 10-Q
period 2014-03-31
MCG CAPITAL CORP
filed 2014-04-28
CIK 1141299

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).    Yes ☐ No ☒
As of April 23, 2014, there were 64,994,149 shares of the registrant’s $0.01 par value Common Stock outstanding.

MCG CAPITAL CORPORATION
FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2014

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
MCG Capital Corporation
Consolidated Balance Sheets

(in thousands, except per share amounts)	March 31, 2014	December 31, 2013
	(unaudited)
Assets
Cash and cash equivalents	$83,351	$91,598
Cash, restricted	32,797	33,895
Cash, securitization accounts	—	13,906
Investments at fair value
Non-affiliate investments (cost of $419,928 and $444,217, respectively)	247,131	268,173
Affiliate investments (cost of $59,744 and $59,470, respectively)	41,556	56,792
Control investments (cost of $62,841 and $62,751, respectively)	37,611	43,908
Total investments (cost of $542,513 and $566,438, respectively)	326,298	368,873
Interest receivable	2,776	2,087
Other assets	3,339	3,634
Total assets	$448,561	$513,993
Liabilities
Borrowings (maturing within one year of $0 and $25,172, respectively)	$150,000	$175,172
Interest payable	597	2,345
Other liabilities	1,917	2,522
Total liabilities	152,514	180,039
Stockholders’ equity
Preferred stock, par value $0.01, authorized 1 share, none issued and outstanding	—	—
Common stock, par value $0.01, authorized 200,000 shares on March 31, 2014 and December 31, 2013, 67,745 issued and outstanding on March 31, 2014 and 70,510 issued and outstanding on December 31, 2013	677	705
Paid-in capital	970,676	980,930
Distributions in excess of earnings	(458,773)	(449,915)
Net unrealized depreciation on investments	(216,533)	(197,766)
Total stockholders’ equity	296,047	333,954
Total liabilities and stockholders’ equity	$448,561	$513,993
Net asset value per common share at end of period	$4.37	$4.74

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

MCG Capital Corporation
Consolidated Statements of Operations
(unaudited)

	Three months ended
	March 31
(in thousands, except per share amounts)	2014	2013
Revenue
Interest and dividend income
Non-affiliate investments (less than 5% owned)	$7,738	$9,848
Affiliate investments (5% to 25% owned)	813	1,627
Control investments (more than 25% owned)	704	1,301
Total interest and dividend income	9,255	12,776
Advisory fees and other income
Non-affiliate investments (less than 5% owned)	78	458
Control investments (more than 25% owned)	13	12
Total advisory fees and other income	91	470
Total revenue	9,346	13,246
Operating expense
Interest expense	1,990	2,382
Employee compensation
Salaries and benefits	1,088	1,407
Amortization of employee restricted stock awards	306	375
Total employee compensation	1,394	1,782
General and administrative expense	1,639	1,032
Restructuring expense	—	7
Total operating expense	5,023	5,203
Net operating income before net investment loss and income tax provision	4,323	8,043
Net realized gain (loss) on investments
Non-affiliate investments (less than 5% owned)	(4,488)	(497)
Affiliate investments (5% to 25% owned)	—	(3,424)
Control investments (more than 25% owned)	—	(110)
Total net realized loss on investments	(4,488)	(4,031)
Net unrealized (depreciation) appreciation on investments
Non-affiliate investments (less than 5% owned)	3,247	(5,095)
Affiliate investments (5% to 25% owned)	(15,510)	9,107
Control investments (more than 25% owned)	(6,387)	(214)
Other fair value adjustments	(117)	—
Total net unrealized (depreciation) appreciation on investments	(18,767)	3,798
Net investment loss before income tax provision	(23,255)	(233)
Income tax provision	4	58
Net (loss) income	$(18,936)	$7,752
Income per basic and diluted common share	$(0.27)	$0.11
Cash distributions declared per common share	$0.125	$0.125
Weighted-average common shares outstanding—basic and diluted	69,395	71,507

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

MCG Capital Corporation
Consolidated Statements of Changes in Net Assets
(unaudited)

	Three months ended
	March 31
(in thousands, except per share amounts)	2014	2013
Increase (decrease) in net assets from operations
Net operating income before net investment loss and income tax provision	$4,323	$8,043
Net realized loss on investments	(4,488)	(4,031)
Net unrealized (depreciation) appreciation on investments	(18,767)	3,798
Income tax provision	(4)	(58)
Net (loss) income	(18,936)	7,752
Distributions to stockholders
Distributions declared	(8,689)	(8,902)
Net decrease in net assets resulting from stockholder distributions	(8,689)	(8,902)
Capital share transactions
Repurchase of common stock	(10,589)	(2,272)
Amortization of restricted stock awards
Employee awards accounted for as employee compensation	306	375
Non-employee director awards accounted for as general and administrative expense	17	14
Common stock withheld to pay taxes applicable to the vesting of restricted stock	(16)	(23)
Net decrease in net assets resulting from capital share transactions	(10,282)	(1,906)
Total decrease in net assets	(37,907)	(3,056)
Net assets
Beginning of period	333,954	371,728
End of period	$296,047	$368,672
Net asset value per common share at end of period	$4.37	$5.18
Common shares outstanding at end of period	67,745	71,212

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

MCG Capital Corporation
Consolidated Statements of Cash Flows
(unaudited)

	Three months ended
	March 31
(in thousands)	2014	2013
Cash flows from operating activities
Net (loss) income	$(18,936)	$7,752
Adjustments to reconcile net (loss) income to net cash provided by operating activities
Investments in portfolio companies	(5,193)	(14,406)
Principal collections related to investment repayments or sales	24,183	83,015
Increase in interest receivable, accrued payment-in-kind interest and dividends	(360)	(1,673)
Amortization of restricted stock awards
Employee	306	375
Non-employee director	17	14
Decrease in cash—securitization accounts from interest collections	1,399	664
Decrease (increase) in restricted cash—escrow accounts	(1,124)	192
Depreciation and amortization	294	365
Decrease in other assets	2	102
Decrease in other liabilities	(2,353)	(5,739)
Realized loss on investments	4,488	4,031
Net unrealized depreciation (appreciation) on investments	18,767	(3,798)
Net cash provided by operating activities	21,490	70,894
Cash flows from financing activities
Repurchase of common stock	(10,589)	(2,272)
Payments on borrowings	(25,172)	(15,038)
Decrease (increase) in cash in restricted and securitization accounts
Securitization accounts for repayment of principal on debt	12,479	(16,828)
Restricted cash	2,250	(2,525)
Distributions paid	(8,689)	(8,902)
Common stock withheld to pay taxes applicable to the vesting of restricted stock	(16)	(23)
Net cash used in financing activities	(29,737)	(45,588)
Net (decrease) increase in cash and cash equivalents	(8,247)	25,306
Cash and cash equivalents
Beginning balance	91,598	73,588
Ending balance	$83,351	$98,894
Supplemental disclosure of cash flow information
Interest paid	$3,452	$3,672
Income taxes paid (received)	—	(53)
Paid-in-kind interest accrued	1,645	1,246
Paid-in-kind interest collected	2,060	1,959
Dividend income collected	183	244

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

MCG Capital Corporation
Consolidated Schedule of Investments
March 31, 2014 (unaudited)
(dollars in thousands)

			Interest Rate(8)					Fair Value
Portfolio Company	Industry	Investment	Current	PIK	Total	Principal	Cost

Control Investments(4):
GMC Television Broadcasting, LLC(2)	Broadcasting	Senior Debt (Due 12/16)	4.2%	—	4.2%	$13,327	$10,971	$12,212
		Subordinated Debt (Due 12/16)(6)	2.5%	—	2.5%	11,665	6,975	—
		Class B Voting Units (8.0%, 86,700 units)(5)					9,071	—
Jet Plastica Investors, LLC(2)	Plastic Products	Senior Debt A (Due 3/15)(1)(6)	2.2%	7.0%	9.2%	5,419	3,897	—
RadioPharmacy Investors, LLC(2)	Healthcare	Senior Debt (Due 12/16)	7.5%	—	7.5%	7,640	7,640	7,640
		Subordinated Debt (Due 12/16)	12.0%	3.0%	15.0%	10,926	10,923	10,923
		Preferred LLC Interest (19.7%, 70,000 units)(5)					13,364	6,836
Total control investments (represents 11.5% of total investments at fair value)							62,841	37,611
Affiliate Investments(3):
C7 Data Centers, Inc.	Business Services	Senior Debt (Due 9/17)(1)	9.5%	—	9.5%	17,350	17,112	17,112
		Series B Preferred Stock (7,142,857 shares)(5)					2,000	3,275
Education Management, Inc.	Education	Senior Debt (Due 5/14 to 12/15)(6)	3.3%	8.5%	11.8%	20,651	19,856	4,879
		Series C Preferred Stock (9.0%, 16,910 shares)(5)					5,000	—
IDOC, LLC	Healthcare	Senior Debt (Due 8/17)(1)	9.8%	—	9.8%	15,000	14,777	14,777
		Limited Partner Interests(1)(2)(5)					999	1,513
Total affiliate investments (represents 12.7% of total investments at fair value)							59,744	41,556
Non-Affiliate Investments (less than 5% owned):
Accurate Group Holdings, Inc.(2)	Business Services	Subordinated Unsecured Debt (Due 8/18)(1)	12.5%	—	12.5%	10,000	9,831	9,831
		Series A Preferred Stock (974,805 shares)(5)					2,000	1,229
Advanced Sleep Concepts, Inc.(2)	Home Furnishings	Senior Debt (Due 8/14 to 12/15)(1)(6)	10.3%	—	10.3%	7,309	6,907	4,494
		Subordinated Debt (Due 12/15)(6)	12.0%	3.0%	15.0%	3,799	3,352	—
Broadview Networks Holdings, Inc.(10)	Communications	Common Stock (132,779 shares)(5)					159,579	475
		Series A-1 Warrant to purchase Common Stock (expire 11/20)(5)					—	—
		Series A-2 Warrant to purchase Common Stock (expire 11/20)(5)					—	—
Community Investors, Inc.	Business Services	Senior Debt (Due 5/18)(1)	9.8%	—	9.8%	13,967	13,726	13,726
		Preferred Stock (10.0%, 271,169 shares)(1)					295	295
		Series A-1 Preferred Stock (10.0%, 47,413 shares)(1)					112	112
		Common Stock (2,564 shares)(1)(5)					3	110
Cruz Bay Publishing, Inc.	Publishing	Subordinated Debt (Due 3/15)	5.0%	7.2%	12.2%	21,911	21,877	21,877
Dorsey School of Business Holdings, Inc.	Education	Senior Debt (Due 6/18)(1)	9.5%	—	9.5%	9,750	9,624	9,492
Golden Knight II CLO, Ltd.(9)	Diversified Financial Services	Income Notes (Due 4/19)					2,363	3,384
Hammond's Candies Since 1920 II, LLC	Manufacturing	Subordinated Debt (Due 9/18)(1)	10.0%	4.0%	14.0%	9,473	9,321	9,321
Huron Inc.	Manufacturing	Subordinated Unsecured Debt (Due 8/18)(1)	10.0%	4.0%	14.0%	13,319	13,100	13,100
Industrial Safety Technologies, LLC	Manufacturing	Subordinated Debt (Due 6/19)	9.5%	2.0%	11.5%	10,085	9,943	9,943
Intrafusion Holding Corp.	Healthcare	Subordinated Debt (Due 6/18)(1)	11.8%	—	11.8%	11,500	11,300	11,300
Legacy Cabinets Holdings II, Inc.	Home Furnishings	Class B-1 Common Stock (2,000 shares)(5)					2,185	324
Mailsouth, Inc.	Publishing	Senior Debt (Due 12/16)	6.8%	—	6.8%	3,921	3,891	3,754
Maverick Healthcare Equity, LLC	Healthcare	Preferred Units (10.0%, 1,250,000 units)(5)					2,021	700
		Class A Common Units (1,250,000 units)(5)					—	—

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

MCG Capital Corporation
Consolidated Schedule of Investments
March 31, 2014 (unaudited)
(dollars in thousands)

			Interest Rate(8)					Fair Value
Portfolio Company	Industry	Investment	Current	PIK	Total	Principal	Cost

Midwest Technical Institute, Inc.	Education	Senior Debt (Due 10/17)(1)	9.5%	—	9.5%	13,375	13,157	13,221
Miles Media Group, LLC	Business Services	Senior Debt (Due 6/16)(1)	12.5%	—	12.5%	18,762	18,640	18,640
Oceans Acquisition, Inc.	Healthcare	Senior Debt (Due 12/17)(1)	10.8%	—	10.8%	14,295	14,062	14,062
Rita’s Water Ice Franchise Company, LLC	Restaurants	Senior Debt (Due 11/16)(1)	14.0%	—	14.0%	9,375	9,324	9,324
SC Academy Holdings, Inc.	Education	Subordinated Debt (Due 7/16)(1)	—%	14.0%	14.0%	15,159	15,101	15,101
South Bay Mental Health Center, Inc.	Healthcare	Subordinated Debt (Due 10/17)(1)	12.0%	2.5%	14.5%	11,835	11,663	11,663
Summit Business Media Parent Holding Company LLC	Information Services	Class E Series I Units (636 units)(5)					4,120	563
		Class E Series II Units (276 units)(5)					1,788	67
TCFI CP LLC	Manufacturing	Subordinated Unsecured Debt (Due 4/19)(1)	10.0%	3.0%	13.0%	20,160	19,831	19,831
Ted's Café Escondido Holdings, Inc.	Restaurants	Senior Debt (Due 12/18)(1)	9.5%	—	9.5%	14,300	14,005	14,005
The e-Media Club I, LLC	Investment Fund	LLC Interest (74 units)(5)					88	—
Visant Corporation	Consumer Products	Senior Debt (Due 12/16)	5.3%	—	5.3%	4,711	4,711	4,681
West World Media, LLC	Information Services	Senior Debt (Due 9/15)(1)	11.0%	3.0%	14.0%	11,494	11,183	11,231
		Class A Membership Units (25,000 units)(1)(5)					1	350
		Warrant to purchase Class A Membership Units (expire 9/15)(1)(5)					324	382
Xpressdocs Holdings, Inc.	Business Services	Series A Preferred Stock (161,870 shares)(5)					500	543
Total non-affiliate investments (represents 75.8% of total investments at fair value)							419,928	247,131
Total Investments							$542,513	$326,298

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

MCG Capital Corporation
Consolidated Schedule of Investments
December 31, 2013
(dollars in thousands)

			Interest Rate(8)					Fair Value
Portfolio Company	Industry	Investment	Current	PIK	Total	Principal	Cost

Control Investments(4):
GMC Television Broadcasting, LLC(2)	Broadcasting	Senior Debt (Due 12/16)(1)	4.3%	—	4.3%	$13,329	$10,963	$12,252
		Subordinated Debt (Due 12/16)(6)	2.5%	—	2.5%	11,593	6,975	—
		Class B Voting Units (8.0%, 86,700 units)(5)					9,071	—
Jet Plastica Investors, LLC(2)	Plastic Products	Senior Debt A (Due 3/15)(1)(6)	2.4%	7.5%	9.9%	5,326	3,897	—
RadioPharmacy Investors, LLC(2)	Healthcare	Senior Debt (Due 12/16)(1)	7.5%	—	7.5%	7,640	7,640	7,640
		Subordinated Debt (Due 12/16)(1)	12.0%	3.0%	15.0%	10,845	10,841	10,841
		Preferred LLC Interest (19.7%, 70,000 units)(5)					13,364	13,175
Total control investments (represents 11.9% of total investments at fair value)							62,751	43,908
Affiliate Investments(3):
C7 Data Centers, Inc.	Business Services	Senior Debt (Due 9/17)(1)	9.5%	—	9.5%	17,350	17,092	17,092
		Series B Preferred Stock (7,142,857 shares)(5)					2,000	3,482
Education Management, Inc.	Education	Senior Debt (Due 12/15)(1)	3.0%	8.7%	11.7%	19,723	19,617	19,617
		Series C Preferred Stock (9.0%, 16,910 shares)(5)					5,000	174
IDOC, LLC	Healthcare	Senior Debt (Due 8/17)(1)	9.8%	—	9.8%	15,000	14,762	14,762
		Limited Partner Interests(1)(2)(5)					999	1,665
Total affiliate investments (represents 15.4% of total investments at fair value)							59,470	56,792
Non-Affiliate Investments (less than 5% owned):
Accurate Group Holdings, Inc.(2)	Business Services	Subordinated Unsecured Debt (Due 8/18)(1)	12.5%	—	12.5%	10,000	9,827	9,827
		Series A Preferred Stock (974,805 shares)(5)					2,000	1,731
Advanced Sleep Concepts, Inc.(2)	Home Furnishings	Senior Debt (Due 1/14 to 8/14)(1)(6)	10.3%	—	10.3%	7,409	7,204	4,493
		Subordinated Debt (Due 1/14)(6)	—%	10.0%	10.0%	3,771	3,352	—
Broadview Networks Holdings, Inc.(10)	Communications	Common Stock (132,779 shares)(5)					159,579	761
		Series A-1 Warrant to purchase Common Stock (expire 11/20)(5)					—	—
		Series A-2 Warrant to purchase Common Stock (expire 11/20)(5)					—	—
Community Investors, Inc.	Business Services	Senior Debt (Due 5/18)(1)	9.8%	—	9.8%	12,300	12,079	12,079
		Preferred Stock (10.0%, 297,436 shares)(1)					317	317
		Common Stock (2,564 shares)(1)(5)					3	124
Cruz Bay Publishing, Inc.	Publishing	Subordinated Debt (Due 3/15)(1)	5.0%	7.3%	12.3%	21,521	21,483	21,483
Dorsey School of Business Holdings, Inc.	Education	Senior Debt (Due 6/18)(1)	9.5%	—	9.5%	10,000	9,867	9,867
G&L Investment Holdings, LLC(2)	Insurance	Subordinated Debt (Due 5/14)(1)	11.2%	4.3%	15.5%	19,484	19,423	19,423
		Series A Preferred Shares (14.0%, 5,000,000 shares)(5)					8,191	4,196
		Class C Shares (621,907 shares)(5)					529	—
Golden Knight II CLO, Ltd.(9)	Diversified Financial Services	Income Notes (Due 4/19)					2,491	3,298
Hammond's Candies Since 1920 II, LLC	Manufacturing	Subordinated Debt (Due 9/18)(1)	10.0%	4.0%	14.0%	9,379	9,221	9,221
Huron Inc.	Manufacturing	Subordinated Unsecured Debt (Due 8/18)(1)	10.0%	4.0%	14.0%	13,187	12,958	12,958
Industrial Safety Technologies, LLC	Manufacturing	Subordinated Debt (Due 6/19)	9.7%	2.0%	11.7%	10,035	9,888	9,888
Intrafusion Holding Corp.	Healthcare	Subordinated Debt (Due 6/18)(1)	11.9%	—	11.9%	11,500	11,290	11,290
Legacy Cabinets Holdings II, Inc.	Home Furnishings	Class B-1 Common Stock (2,000 shares)(5)					2,185	237
Mailsouth, Inc.	Publishing	Senior Debt (Due 12/16)(1)	6.8%	—	6.8%	3,921	3,888	3,830

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

MCG Capital Corporation
Consolidated Schedule of Investments
December 31, 2013
(dollars in thousands)

			Interest Rate(8)					Fair Value
Portfolio Company	Industry	Investment	Current	PIK	Total	Principal	Cost

Maverick Healthcare Equity, LLC	Healthcare	Preferred Units (10.0%, 1,250,000 units)(5)					2,021	1,474
		Class A Common Units (1,250,000 units)(5)					—	—
Midwest Technical Institute, Inc.	Education	Senior Debt (Due 10/17)(1)	9.5%	—	9.5%	13,813	13,575	13,670
Miles Media Group, LLC	Business Services	Senior Debt (Due 6/16)(1)	12.5%	—	12.5%	19,063	18,913	18,913
Oceans Acquisition, Inc.	Healthcare	Senior Debt (Due 12/17)(1)	10.8%	—	10.8%	12,710	12,460	12,460
Rita’s Water Ice Franchise Company, LLC	Restaurants	Senior Debt (Due 11/16)(1)	14.0%	—	14.0%	9,375	9,320	9,320
SC Academy Holdings, Inc.	Education	Subordinated Debt (Due 7/16)(1)	—%	14.0%	14.0%	14,641	14,577	14,577
South Bay Mental Health Center, Inc.	Healthcare	Subordinated Debt (Due 10/17)(1)	12.0%	2.5%	14.5%	11,761	11,581	11,614
Summit Business Media Parent Holding Company LLC	Information Services	Class E Series I Units (636 units)(1)(5)					4,120	563
		Class E Series II Units (276 units)(1)(5)					1,788	67
TCFI CP LLC	Manufacturing	Subordinated Unsecured Debt (Due 4/19)(1)	10.0%	3.0%	13.0%	20,010	19,667	19,667
Ted's Café Escondido Holdings, Inc.	Restaurants	Senior Debt (Due 12/18)(1)	9.5%	—	9.5%	14,000	13,691	13,691
The e-Media Club I, LLC	Investment Fund	LLC Interest (74 units)(5)					88	11
Visant Corporation	Consumer Products	Senior Debt (Due 12/16)(1)	5.3%	—	5.3%	4,711	4,711	4,657
West World Media, LLC	Information Services	Senior Debt (Due 9/15)(1)	11.0%	3.0%	14.0%	11,467	11,105	11,182
		Class A Membership Units (25,000 units)(1)(5)					1	362
		Warrant to purchase Class A Membership Units (expire 9/15)(1)(5)					324	379
Xpressdocs Holdings, Inc.	Business Services	Series A Preferred Stock (161,870 shares)(5)					500	543
Total non-affiliate investments (represents 72.7% of total investments at fair value)							444,217	268,173
Total Investments							$566,438	$368,873

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

(10)
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
Wholly Owned Special-Purpose Financing Subsidiary—This subsidiary was a bankruptcy remote, special-purpose entity to which we transfered certain loans. The financing subsidiary, in turn, transfered the loans to a Delaware statutory trust. For accounting purposes, the transfers of the loans to the Delaware statutory trust were structured as an on-balance sheet securitization.
The accompanying financial statements reflect the consolidated accounts of MCG and the following subsidiaries: Solutions Capital; Solutions Capital G.P., LLC; and MCG’s special-purpose financing subsidiary, MCG Finance VII, LLC.
Basis of Presentation and Use of Estimates
These unaudited financial statements and the accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America and conform to Regulation S-X under the Securities Exchange Act of 1934, as amended. We believe we have made all necessary adjustments so that the financial statements are presented fairly and that all such adjustments are of a normal recurring nature. We eliminated all significant intercompany balances. In accordance with Article 6 of Regulation S-X of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, we do not consolidate portfolio company investments, including those in which we have a controlling interest. Further, in connection with the preparation of these Condensed Consolidated Financial Statements, we have evaluated subsequent events that occurred after the balance sheet date as of March 31, 2014 through the date these financial statements were issued.
Preparing financial statements requires us to make estimates and assumptions that affect the amounts reported on our Condensed Consolidated Financial Statements and accompanying notes. Although we believe the estimates and assumptions used in preparing these Condensed Consolidated Financial Statements and related notes are reasonable, actual results could differ materially.
Interim results are not necessarily indicative of results for a full year. You should read these Condensed Consolidated Financial Statements in conjunction with the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2013.
Recent Accounting Pronouncement
In June 2013, the Financial Accounting Standards Board, issued Accounting Standards Update No. 2013-08, Financial Services—Investment Companies (Topic 946): Amendments to the Scope, Measurement, and Disclosure Requirements, or ASU 2013-08. This update changes the approach to the assessment of whether a company is an investment company, clarifies the characteristics of an investment company, provides comprehensive guidance for the investment company assessment and contains certain disclosure requirements. ASU 2013-08 is effective for interim and annual reporting periods in fiscal years that begin after December 15, 2013. Earlier application is prohibited. We adopted this standard update beginning January 1, 2014. The implementation of this standard update did not have a material impact on our consolidated financial statements.
NOTE 2—INVESTMENT PORTFOLIO
The following table summarizes the composition of our investment portfolio at cost and fair value:

	COST BASIS				FAIR VALUE BASIS
	March 31, 2014		December 31, 2013		March 31, 2014		December 31, 2013
(dollars in thousands)	Investments at Cost	% of Total Portfolio	Investments at Cost	% of Total Portfolio	Investments at Fair Value	% of Total Portfolio	Investments at Fair Value	% of Total Portfolio
Debt Investments
Senior secured debt	$193,483	35.7%	$190,783	33.7%	$173,251	53.1%	$185,524	50.3%
Subordinated debt
Secured	100,455	18.5	118,632	20.9	90,127	27.6	108,338	29.4
Unsecured	42,761	7.9	42,452	7.5	42,761	13.1	42,452	11.5
Total debt investments	336,699	62.1	351,867	62.1	306,139	93.8	336,314	91.2
Equity investments
Preferred	36,728	6.7	44,956	8.0	16,375	5.0	28,390	7.7
Common/common equivalents	169,086	31.2	169,615	29.9	3,784	1.2	4,169	1.1
Total equity investments	205,814	37.9	214,571	37.9	20,159	6.2	32,559	8.8
Total investments	$542,513	100.0%	$566,438	100.0%	$326,298	100.0%	$368,873	100.0%
Our debt instruments bear contractual interest rates ranging from 2.5% to 15.0%, a portion of which may be in the form of paid-in-kind interest, or PIK. As of March 31, 2014, approximately 67.5% of the fair value of our loan portfolio had variable interest rates, based on a London Interbank Offer Rate, or LIBOR, benchmark or the prime rate, and 32.5% of the fair value of our loan portfolio had fixed interest rates. As of March 31, 2014, approximately 55.9% of our loan portfolio, at fair value, had LIBOR floors between 1.0% and 3.0% on a LIBOR-based index or prime floors between 2.5% and 6.0%. At origination, our loans generally have four- to six-year stated maturities. Borrowers typically pay an origination fee based on a percent of the total commitment and a fee on undrawn commitments.
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

The following table summarizes the cost and fair value of loans more than 90 days past due and loans on non-accrual status. For the quarter ended March 31, 2014, we put Education Management, Inc. on non-accrual status (cost basis $19.9 million and fair value basis $4.9 million).

	COST BASIS				FAIR VALUE BASIS
	March 31, 2014		December 31, 2013		March 31, 2014		December 31, 2013
(dollars in thousands)	Investments at Cost	% of Loan Portfolio	Investments at Cost	% of Loan Portfolio	Investments at Fair Value	% of Loan Portfolio	Investments at Fair Value	% of Loan Portfolio
Loans greater than 90 days past due
On non-accrual status	$3,897	1.16%	$3,897	1.11%	$—	—%	$—	—%
Not on non-accrual status	—	—	—	—	—	—	—	—
Total loans greater than 90 days past due	$3,897	1.16%	$3,897	1.11%	$—	—%	$—	—%
Loans on non-accrual status
0 to 90 days past due	$37,090	11.01%	$17,531	4.98%	$9,373	3.06%	$4,493	1.34%
Greater than 90 days past due	3,897	1.16	3,897	1.11	—	—	—	—
Total loans on non-accrual status	$40,987	12.17%	$21,428	6.09%	$9,373	3.06%	$4,493	1.34%
The following table summarizes our investment portfolio by industry at fair value:

	March 31, 2014		December 31, 2013
(dollars in thousands)	Investments at Fair Value	Percent of Total Portfolio	Investments at Fair Value	Percent of Total Portfolio
Healthcare	$79,413	24.3%	$84,922	23.0%
Business services	64,874	19.9	64,108	17.4
Manufacturing	52,194	16.0	51,735	14.0
Education	42,693	13.1	57,905	15.7
Publishing	25,631	7.9	25,312	6.9
Restaurants	23,330	7.2	23,010	6.2
Information services	12,593	3.9	12,552	3.4
Broadcasting	12,212	3.7	12,252	3.3
Home furnishings	4,818	1.5	4,730	1.3
Consumer products	4,681	1.4	4,657	1.3
Diversified financial services	3,384	1.0	3,298	0.9
Insurance	—	—	23,620	6.4
Other(a)	475	0.1	772	0.2
Total	$326,298	100.0%	$368,873	100.0%
______________________ (a) No individual industry within this category exceeds 1%.

We provide financial support to our portfolio companies for investment purposes in the form of originations or draws and advances. Originations represent financial support for which we have not been previously contractually required to provide and draws and advances represent financial support for which we have been previously contractually required to provide. The following table shows our significant originations and advances:

(in thousands)	Three months ended
	March 31, 2014
Company	Originations	Draws/ Advances	PIK Advances/ Dividends	Total
Debt
Oceans Acquisition, Inc.	$—	$2,333	$—	$2,333
Community Investors, Inc.	—	1,667	—	1,667
Other (< $1 million)	—	800	1,645	2,445
Total debt	—	4,800	1,645	6,445
Equity
Other (< $1 million)	—	111	150	261
Total Equity	—	111	150	261
Total originations and advances	$—	$4,911	$1,795	$6,706
As of March 31, 2014, we have commitments to invest an additional $13.5 million to our portfolio companies. See Note 10—Contingencies and Commitments.
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

Assets Measured at Fair Value on a Recurring Basis
The following table presents the assets that we report at fair value on our Consolidated Balance Sheets by fair value hierarchy:

	March 31, 2014
(in thousands)	Internal Models with Significant		Total Fair Value Reported in Consolidated Balance Sheet
	Observable Market Parameters (Level 2)	Unobservable Market Parameters (Level 3)
Non-affiliate investments
Senior secured debt	$8,435	$108,196	$116,631
Subordinated secured debt	—	79,205	79,205
Unsecured subordinated debt	—	42,761	42,761
Preferred equity	3,384	2,880	6,264
Common/common equivalents	—	2,271	2,271
Total non-affiliate investments	11,819	235,313	247,132
Affiliate investments
Senior secured debt	—	36,769	36,769
Subordinated secured debt	—	—	—
Preferred equity	—	3,275	3,275
Common/common equivalents	—	1,513	1,513
Total affiliate investments	—	41,557	41,557
Control investments
Senior secured debt	—	19,851	19,851
Subordinated secured debt	—	10,922	10,922
Preferred equity	—	6,836	6,836
Total control investments	—	37,609	37,609
Total assets at fair value	$11,819	$314,479	$326,298
As of March 31, 2014, we had no investments that had quoted market prices in active markets which we would categorize as Level 1 investments under ASC 820. Cash and cash equivalents are carried at cost which approximates fair value and are Level 1 assets. Interest receivable is carried at cost which approximates fair value.
Valuation Methodologies and Procedures
As required by the 1940 Act, we classify our investments by level of control. Control investments include both majority-owned control investments and non-majority owned control investments. A majority-owned control investment represents a security in which we own more than 50% of the voting interest of the portfolio company and generally control its board of directors. A non-majority owned control investment represents a security in which we own 25% to 50% of the portfolio company’s voting equity. As of each of March 31, 2014 and December 31, 2013, our portfolio contained zero non-majority control investments. Non-control investments represent both affiliate and non-affiliate securities for which we do not have a controlling interest. Affiliate investments represent securities in which we own 5% to 25% of the portfolio company’s equity. Non-affiliate investments represent securities in which we own less than 5% of the portfolio company’s equity.

•
Majority-Owned Control Investments—Majority-owned control investments comprise 11.5% of our investment portfolio as of March 31, 2014. Market quotations are not readily available for these investments; therefore, we use a combination of market and income approaches to determine their fair value. Typically, private companies are bought and sold based on multiples of earnings before interest, taxes, depreciation and amortization, or EBITDA, cash flows, net income, revenues or, in limited cases, book value. Generally, we apply multiples that we observe for other comparable companies to relevant financial data for the portfolio company in question. Also, in a limited number of cases, we use income approaches to determine fair value, based on our projections of the discounted future free cash flows that the portfolio company will likely generate, as well as industry derived capital costs. Our valuation approaches for majority-owned investments estimate the value upon a hypothetical sale or exit and then allocates such value to the investment's securities in order of their relative liquidation preference. In addition, we assume that any outstanding debt or other securities that are senior to our securities are required to be repaid at par. These valuation approaches consider the value of our ability to control the portfolio company’s capital structure and the timing of a potential exit.

•
Non-Control Investments—Non-control investments comprise 88.5% of our investment portfolio as of March 31, 2014. Quoted prices are not available for 95.9% of our non-control investments as of March 31, 2014. For our non-control equity investments, we use the same market and income approaches used to value our control investments. For non-control debt investments for which no quoted prices are available, we estimate fair value using a market-yield approach based on the expected future cash flows discounted at the loans’ effective interest rates, based on our estimate of current market rates. We may adjust discounted cash flow calculations to reflect other market conditions or the perceived credit risk of the borrower. In the event the fair value of a non-control debt investment, as determined by the same market or income approach used to value our control investments, is below our cost, we estimate the fair value using the market or income approach.

•
Thinly Traded and Over-the-Counter Securities—Generally, we value securities that are traded in the over-the-counter market or on a stock exchange at the average of the prevailing bid and ask prices on the date of the relevant period end. However, we may apply a discount to the market value of restricted or thinly-traded public securities to reflect the impact that these restrictions have on the value of these securities. We review factors, including the trading volume, total securities outstanding and our percentage ownership of securities to determine whether the trading levels are active (Level 1) or inactive (Level 2). As of March 31, 2014, these securities represented 3.6% of our investment portfolio. We utilize independent pricing services to arrive at certain of our fair value estimates. The majority of our level 2 investments are senior debt investments that are secured and collateralized. To corroborate “bid/ask” quotes from independent pricing services we perform a market-yield approach to validate prices obtained or obtain other evidence.

Our valuation analyses incorporate the impact that key events could have on the securities’ values, including public and private mergers and acquisitions, purchase transactions, public offerings, letters of intent and subsequent debt or equity sales. Our valuation analyses also include key external data, such as market changes and industry valuation benchmarks. We also engage independent valuation firms to provide additional data points for our quarterly valuation analyses. Our general practice is to obtain an independent valuation or review of valuation at least once per year for each portfolio investment that had a fair value in excess of $5.0 million, unless the fair value has otherwise been derived through a sale of some or all of our investment in the portfolio company or is a new investment made within the last twelve months. In total, as of March 31, 2014, we either obtained a valuation or review from an independent firm, considered new investments made or used market quotes in the preceding twelve-month period to calculate 99.2% of our investment portfolio, calculated on a fair value basis.
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
Changes in Level 3 Fair Value Measurements
We classify securities in the Level 3 valuation hierarchy based on the significance of the unobservable factors to the overall fair value measurement. Our fair value approach for Level 3 securities primarily uses unobservable inputs, but may also include observable, actively quoted components derived from external sources. Accordingly, the gains and losses in the table below include fair value changes due, in part, to observable factors. Additionally, we transfer investments in and out of Level 1, 2 and 3 securities as of the ending balance sheet date, based on changes in the use of observable and unobservable inputs utilized to perform the valuation for the period. During the three months ended March 31, 2014 and 2013, there were no transfers in or out of Level 1, 2 or 3.

The following table provides a reconciliation of fair value changes during the three months ended March 31, 2014 for all investments for which we determine fair value using unobservable (Level 3) factors:

(in thousands)	Fair value measurements using unobservable inputs (Level 3)
	Non-affiliate Investments	Affiliate Investments	Control Investments	Total
Fair value as of December 31, 2013
Senior secured debt	$105,674	$51,471	$19,892	$177,037
Subordinated secured debt	97,497	—	10,841	108,338
Unsecured subordinated debt	42,452	—	—	42,452
Preferred equity	8,261	3,656	13,175	25,092
Common/common equivalents equity	2,504	1,665	—	4,169
Total fair value as of December 31, 2013	256,388	56,792	43,908	357,088
Realized/unrealized gain (loss)
Senior secured debt	106	(14,976)	(49)	(14,919)
Subordinated secured debt	(33)	—	—	(33)
Preferred equity	(1,241)	(381)	(6,339)	(7,961)
Common/common equivalents equity	(233)	(152)	—	(385)
Total realized/unrealized gain (loss)	(1,401)	(15,509)	(6,388)	(23,298)
Issuances
Senior secured debt	4,502	520	10	5,032
Subordinated secured debt	1,302	—	81	1,383
Unsecured subordinated debt	309	—	—	309
Preferred equity	120	—	—	120
Total issuances	6,233	520	91	6,844
Settlements
Senior secured debt	(2,086)	(246)	(2)	(2,334)
Subordinated secured debt	(19,561)	—	—	(19,561)
Preferred equity	(64)	—	—	(64)
Total settlements	(21,711)	(246)	(2)	(21,959)
Sales
Preferred equity	(4,196)	—	—	(4,196)
Total sales	(4,196)	—	—	(4,196)
Fair value as of March 31, 2014
Senior secured debt	108,196	36,769	19,851	164,816
Subordinated secured debt	79,205	—	10,922	90,127
Unsecured subordinated debt	42,761	—	—	42,761
Preferred equity	2,880	3,275	6,836	12,991
Common/common equivalents equity	2,271	1,513	—	3,784
Total fair value as of March 31, 2014	$235,313	$41,557	$37,609	$314,479
There were no purchases of level 3 investments during the three months ended March 31, 2014.

The following table provides a reconciliation of fair value changes during the three-month period ended March 31, 2013 for all investments for which we determine fair value using unobservable (Level 3) factors:

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
There were no purchases or sales of level 3 investments during the three months ended March 31, 2013.

Unrealized (Depreciation) Appreciation of Level 3 Investments
The following table summarizes the unrealized appreciation (depreciation) that we recognized on those investments for which we determined fair value using unobservable inputs (Level 3) for the three months ended March 31, 2014 and 2013:

	Three months ended March 31, 2014				Three months ended March 31, 2013
(in thousands)	Non-affiliate Investments	Affiliate Investments	Control Investments	Total	Non-affiliate Investments	Affiliate Investments	Control Investments	Total
Change in unrealized appreciation (depreciation)
Senior secured debt	$106	$(14,976)	$(49)	$(14,919)	$1,070	$147	$—	$1,217
Subordinated secured debt	(33)	—	—	(33)	1,978	185	—	2,163
Preferred equity	2,719	(381)	(6,339)	(4,001)	(366)	598	(215)	17
Common/common equivalents equity	297	(152)	—	145	1,277	1,246	—	2,523
Total change in unrealized appreciation (depreciation) on Level 3 investments	$3,089	$(15,509)	$(6,388)	$(18,808)	$3,959	$2,176	$(215)	$5,920

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
The following table summarizes the significant unobservable inputs in the fair value measurements of our level 3 investments by category of investment and valuation technique as of March 31, 2014:

($ in thousands)	Fair Value	Valuation Techniques	Unobservable Inputs	Range		Weighted Average
				Minimum	Maximum
Senior debt	$164,816	Discounted cash flow	Market interest rate	7.2%	11.7%	8.6%
		Pending transactions/Letters of intent	Discount	—%	—%	—%
		Market comparable companies	EBITDA multiple(a)	5.0x	6.0x	5.4%
Subordinated debt	132,888	Discounted cash flow	Market interest rate	7.7%	14.5%	12.6%
		Pending transactions/Letters of intent	Discount	—%	—%	—%
		Market comparable companies	EBITDA multiple(a)	6.0x	6.0x	6.0x
Preferred and common equity	16,775	Market comparable companies	EBITDA multiple(a)	4.4x	10.0x	7.0x
			Discount for minority interest	—%	25.0%	4.5%
		Residual assets	Discount rate	100.0%	100.0%	100.0%
	$314,479
________________

(a)	EBITDA may include proforma adjustments and/or other addbacks based on specific circumstances related to each investment.

NOTE 4—CONCENTRATIONS OF INVESTMENT RISK
During the three months ended March 31, 2014, we had concentrations in certain industries, including the healthcare, business services, manufacturing and education industries. The following table summarizes our fair value and revenue concentrations in each of those industries:

	Investments at fair value				Revenue for the three months ended
	March 31, 2014		December 31, 2013		March 31, 2014		March 31, 2013
(dollars in thousands)	Amount	% of Total Portfolio	Amount	% of Total Portfolio	Amount	% of Total Revenue	Amount	% of Total Revenue
Industry
Healthcare	$79,413	24.3%	$84,922	23.0%	$2,131	22.8%	$3,053	23.0%
Business services	64,874	19.9	64,108	17.4	1,715	18.4	1,801	13.6
Manufacturing	52,194	16.0	51,735	14.0	1,767	18.9	1,151	8.7
Education	42,693	13.1	57,905	15.7	1,124	12.0	1,564	11.8
Total	$239,174	73.3	$258,670	70.1	$6,737	72.1	$7,569	57.1
NOTE 5—BORROWINGS
As of March 31, 2014, we reported $150.0 million of borrowings on our Consolidated Balance Sheets at cost. The following table summarizes our borrowing facilities, the facility amounts and amounts outstanding.

		March 31, 2014		December 31, 2013
(dollars in thousands)	Maturity Date	Total Facility/ Program	Amount Outstanding	Total Facility/ Program	Amount Outstanding
SBIC
2008-10B	September 2018	$2,600	$2,600	$2,600	$2,600
2009-10A	March 2019	12,000	12,000	12,000	12,000
2009-10B	September 2019	13,000	13,000	13,000	13,000
2010-10B	September 2020	27,500	27,500	27,500	27,500
2011-10A	March 2021	53,500	53,500	53,500	53,500
2012-10A	March 2022	41,400	41,400	41,400	41,400
MCG Commercial Loan Trust 2006-1
Series 2006-1 Class D Notes(a)	April 2018	—	—	40,016	25,172
Bank of America Unsecured Revolver
Unsecured Revolving Note	November 2014	20,000	—	20,000	—
Total borrowings		$170,000	$150,000	$210,016	$175,172
__________ (a) In January 2014, the Class D Notes were repaid in full.
We estimate that the fair value of these borrowings as of March 31, 2014 was approximately $156.3 million, based on a market-yield approach (level 3).
On April 21, 2014, based on our assessment of our excess liquidity, we terminated our undrawn Bank of America Unsecured Revolver. See Note 13—Subsequent Events.
As a BDC, we are not permitted to incur indebtedness or issue senior securities, including preferred stock, unless immediately after such borrowing we have an asset coverage for total borrowings (excluding borrowings by our SBIC facility) of at least 200%. In addition, we may not be permitted to declare any cash dividend or other distribution on our outstanding common shares, or purchase any such shares, unless, at the time of such declaration or purchase, we have an asset coverage ratio of at least 200% after deducting the amount of such dividend, distribution or purchase price. If we are unable to meet this asset coverage requirement, we may not be able to incur additional debt. In October 2008, we received exemptive relief from the SEC which allows us to exclude debt issued by Solutions Capital from the calculation of our consolidated BDC asset coverage ratio. As of March 31, 2014, there were no senior securities outstanding other than our debt issued by Solutions Capital.

Each of our borrowing facilities has certain financial covenants and non-financial covenants. We were in compliance with the covenants as of March 31, 2014 and December 31, 2013.
We had funded our secured borrowing debt facility through a bankruptcy remote, special-purpose, wholly owned subsidiary. Therefore, this subsidiary’s assets were not be available to our creditors. We continued to service those portfolio investments that we used as collateral in our secured borrowing facility.
The following table summarizes repayments of our borrowings based on the final legal maturity or the contractual principal collections of the outstanding loans that comprise the collateral, where applicable. Actual repayments could differ significantly due to future prepayments by our borrowers, modifications of our borrowers’ existing loan agreements, and monetizations.

(in thousands)	March 31, 2014
2014	$—
2015	—
2016	—
2017	—
2018	2,600
Thereafter	147,400
Total	$150,000
SBIC Debentures
In December 2004, we formed a wholly owned subsidiary, Solutions Capital. Solutions Capital has a license from the SBA to operate as an SBIC under the SBIC Act. The license permits Solutions Capital to borrow up to $150.0 million from the SBA, which is the maximum amount of outstanding leverage available to single-license SBIC companies.
To realize the full $150.0 million in borrowings for which we have received approval under the SBIC program, we have funded a total of $75.0 million to Solutions Capital. As of each of March 31, 2014 and December 31, 2013, Solutions Capital had borrowed $150.0 million. We are permitted to use these funds to provide debt and equity capital to qualifying small businesses. However, we may not use these borrowings to provide additional financing to certain companies that are currently in our portfolio without SBA approval. In addition, we may not use these funds to provide working capital to MCG, Solutions Capital's parent company.
As of March 31, 2014 and December 31, 2013, we had $210.4 million and $207.0 million, respectively, of investments in Solutions Capital and we had $30.4 million and $32.5 million, respectively, of restricted cash to be used for additional investments in Solutions Capital.
As of March 31, 2014, Solutions Capital had borrowings outstanding as summarized in the following table:

	Amount Outstanding
(dollars in thousands)	March 31, 2014	December 31, 2013	Rate
Tranche
2008-10B	$2,600	$2,600	6.44%	Fixed
2009-10A	12,000	12,000	5.34%	Fixed
2009-10B	13,000	13,000	4.95%	Fixed
2010-10B	27,500	27,500	3.93%	Fixed
2011-10A	53,500	53,500	4.80%	Fixed
2012-10A	41,400	41,400	3.38%	Fixed
Total	$150,000	$150,000	4.33%
In October 2008, we received exemptive relief from the SEC which allows us to exclude debt issued by Solutions Capital from the calculation of our consolidated BDC asset coverage ratio.

Bank of America Unsecured Revolver
In November 2012, we obtained an unsecured revolving credit facility with Bank of America, N.A. in the principal amount of $20.0 million, or the Bank of America Unsecured Revolver. The Bank of America Unsecured Revolver will expire in November 2014. In August 2013, we executed an amendment to the Bank of America Unsecured Revolver that requires that we maintain a zero balance for a period of at least five consecutive days during the six-month period immediately preceding June 30th and December 31st of each year, the testing of which was previously required quarterly. In the event we borrow under the Bank of America Unsecured Revolver, we agreed to increase the interest rate on such advances from LIBOR plus 3.5% to LIBOR plus 4.0%. As of March 31, 2014, there were no borrowings outstanding on the Bank of America Unsecured Revolver. On April 21, 2014, we terminated our Bank of America Unsecured Revolver. See Note 13—Subsequent Events.
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
MCG Commercial Loan Trust 2006-1
In April 2006, we completed a $500.0 million debt securitization through the MCG Commercial Loan Trust 2006-1, or 2006-1 Trust, a wholly owned subsidiary. The 2006-1 Trust issued six classes of notes with interest rates ranging from LIBOR plus 0.33% to LIBOR plus 2.25%. The reinvestment period for the 2006-1 Trust ended on July 20, 2011 and all subsequent principal collections or monetization proceeds that we received from collateral used to securitize this 2006-1 Trust were applied to the outstanding balance of that facility. As of December 31, 2013, we had $25.2 million of securitized Class D Notes outstanding under the 2006-1 Trust, which was secured by $76.3 million of loans and equity investments and $13.9 million of cash. We retained all of the equity in the securitization. In November 2013, we directed the trustee to redeem the remaining notes on the next quarterly payment date and, on January 21, 2014, we repaid the Class D Notes in full and the loan and equity investments held by the 2006-1 Trust were transferred back to MCG, the parent.
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
STOCK REPURCHASE PROGRAM
On January 17, 2012, our board of directors authorized a stock repurchase program of up to $35.0 million, which was terminated after we effected repurchases totaling approximately $29.4 million. On October 25, 2013, our board of directors authorized an additional stock repurchase program of up to $25.0 million. On February 28, 2014, our board of directors increased the stock repurchase program to $35.0 million. Under the program, we are authorized to repurchase shares of our common stock in open market transactions, including through block purchases, depending on prevailing market conditions and other factors. The repurchase program may be extended, modified or discontinued at any time for any reason. The program does not obligate us to acquire any specific number of shares, and all repurchases will be made in accordance with SEC Rule 10b-18, which sets certain restrictions on the method, timing, price and volume of stock repurchases. During the three months ended March 31, 2014, we repurchased 2,759,267 shares of our common stock at a weighted average purchase price of $3.84 per share, which was a 19.0% discount from our December 31, 2013 net asset value per share. On April 25, 2014, our board of directors terminated our existing stock repurchase program effective as of May 2, 2014 and authorized a new stock repurchase program of up to $50.0 million effective as of May 5, 2014. See Note 13—Subsequent Events.
We requested and received the assurance of the staff of the Division of Investment Management that it would not recommend enforcement action to the SEC under the 1940 Act or Rule 17d-1 thereunder if we engage in a stock repurchase program and agree not to issue additional restricted stock under any compensation plan unless such issuance, together with all restricted stock outstanding under all compensation plans, does not exceed 10% of our outstanding common stock at the time of such issuance less the total number of shares previously issued, in the aggregate, pursuant to all compensatory plans. Although as of March 31, 2014, there were 1,426,811 shares of our common stock available for issuance under our Third Amended and Restated 2006 Employee Restricted Stock Plan, or 2006 Plan, no shares of restricted stock could be issued under our 2006 Plan or our Third Amended and Restated 2006 Non-Employee Director Restricted Stock Plan, or 2006 Non-Employee Plan, because the 10% threshold set forth in the SEC's order had been reached due to shares we repurchased under our stock repurchase program.
DISTRIBUTIONS
The following table summarizes our distributions per share declared since January 1, 2013:

Date Declared	Record Date	Payment Date	Amount
April 25, 2014	May 9, 2014	May 30, 2014	$0.070
February 28, 2014	March 14, 2014	March 28, 2014	$0.125
October 25, 2013	November 8, 2013	November 22, 2013	$0.125
July 26, 2013	August 9, 2013	August 30, 2013	$0.125
April 26, 2013	May 10, 2013	May 31, 2013	$0.125
March 1, 2013	March 15, 2013	March 29, 2013	$0.125
NOTE 7—SHARE-BASED COMPENSATION
EMPLOYEE SHARE-BASED COMPENSATION
Third Amended and Restated 2006 Employee Restricted Stock Plan
From time to time, we have awarded shares of restricted common stock to employees under our 2006 Plan, which our stockholders initially approved in June 2006. In May 2010, our stockholders approved an amendment to the 2006 Plan increasing the number of shares we may award from 3,500,000 to 6,050,000 shares. Shares of restricted common stock awarded under the 2006 Plan may be subject to the employees' meeting service or performance conditions specified at the time of award. The award date is the date on which the shares are awarded by the Compensation Committee of our board of directors, while the fair value of the respective stock award is based on the closing price of our common stock on the NASDAQ Global Select Market on the award date. We amortize restricted stock awards on a straight-line basis over the requisite service period and report this expense as amortization of employee restricted stock awards on our Consolidated Statements of Operations.
During each of the three months ended March 31, 2014 and 2013, no shares of restricted stock were issued under the 2006 Plan.
During each of the three months ended March 31, 2014 and 2013, we recognized $0.3 million and $0.4 million, respectively, of compensation expense related to share-based compensation awards. As of March 31, 2014, all the restricted share awards for which forfeiture provisions had not lapsed carried non-forfeitable dividend rights to the holder of the restricted shares. As of March 31, 2014, we had $2.0 million of unrecognized compensation cost related to restricted common stock awarded to employees. We expect to accelerate $0.7 million of compensation costs in the quarter ending June 30, 2014 associated with the retirement of our CEO and to recognize the remaining costs over the remaining weighted-average requisite service period of 1.89 years.
Non-Employee Director Share-Based Compensation
During June 2006, our stockholders initially approved the 2006 Non-Employee Plan which was subsequently amended and restated. In May 2010, our stockholders approved an amendment to the 2006 Non-Employee Plan that increased the number of shares we may award to non-employee members of our board of directors from 100,000 to 150,000 shares. During the three months ended March 31, 2014 and 2013, no shares of restricted stock were issued to non-employee directors. Our board of directors waived its right to the award of 7,500 shares of restricted stock at the beginning of each three-year term of service on the board. During the three months ended March 31, 2014 and 2013, we recognized less than $0.1 million of compensation costs related to share-based awards to non-employee directors. We include this compensation cost in general and administrative expense on our Consolidated Statements of Operations. As of March 31, 2014, we had $0.1 million of unrecognized compensation cost related to restricted common stock awarded to non-employee directors, which we expect to recognize over the remaining weighted-average requisite service period of 1.7 years.
SUMMARY OF EMPLOYEE AND NON-EMPLOYEE DIRECTOR SHARE-BASED COMPENSATION
The following table summarizes our restricted stock award activity during the three months ended March 31, 2014:

	Shares	Weighted-Average Grant Date Fair Value per Share
Subject to forfeiture provisions as of December 31, 2013	895,740	$4.55
Awarded	—	$—
Forfeiture provision satisfied	(24,610)	$5.87
Forfeited	(1,805)	$6.97
Subject to forfeiture provisions as of March 31, 2014	869,325	$4.51
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
We use the asset and liability method to account for our Taxable Subsidiaries' income taxes. Using this method, we recognize deferred tax assets and liabilities for the estimated future tax effects attributable to temporary differences between financial reporting and the tax basis of assets and liabilities. In addition, we recognize deferred tax benefits associated with net operating carryforwards that we may use to offset future tax obligations. We measure deferred tax assets and liabilities using the enacted tax rates expected to apply to taxable income in the years in which we expect to recover or settle those temporary differences. During each of the three months ended March 31, 2014 and 2013, we recorded income tax provisions of less than $0.1 million, which were primarily attributable to flow-through taxable income on certain investments held by our subsidiaries.
From December 2001 through March 31, 2014, we declared aggregate per share distributions of $14.01. Each year, we mail statements on Form 1099-DIV to our stockholders that identify whether we made distributions from ordinary income, net capital gains on the sale of securities, each of which are taxable distributions, and/or a return of paid-in-capital surplus, which is a nontaxable distribution. A portion of our distributions may represent a return of capital to our stockholders, to the extent that the total distributions paid in a given year exceed current and accumulated taxable earnings and profits. All or a portion of the distributions that we paid to stockholders during fiscal years 2013, 2012, 2011, 2008, 2006, 2005, 2004 and 2003 represented a return of capital.
We determine the tax attributes of our distributions as of the end of our fiscal year based upon our taxable income for the full year and distributions paid during the full year. Therefore, a determination of tax attributes made on a quarterly basis may not be representative of the actual tax attributes of distributions for a full year. If we determined the tax attributes of our distributions as of March 31, 2014, 60% would be from ordinary income and 40% would be a return of capital. Future distributions will take into account the requirements for us to distribute the majority of our taxable income to fulfill our distribution requirements as a RIC, together with an assessment of our gains and losses recognized or to be recognized for tax purposes, portfolio transactional events, liquidity, cash earnings and our asset coverage ratio at the time of such decision.
On December 22, 2010, the Regulated Investment Company Modernization Act of 2010, or the Modernization Act, was enacted, which changed various technical rules governing the tax treatment of RICs. The changes are generally effective for taxable years beginning after the date of enactment. One of the more prominent changes addresses capital loss carryforwards. Under the Modernization Act, each RIC will be permitted to carry forward capital losses incurred in taxable years beginning after the date of enactment for an unlimited period. However, any losses incurred during those subsequent taxable years will be required to be utilized prior to the losses incurred in pre-enactment taxable years, which carry an expiration date. As a result of this ordering rule, pre-enactment capital loss carryforwards may be more likely to expire unused. Additionally, post-enactment capital loss carryforwards will retain their character as either short-term or long-term capital losses rather than being considered all short-term as permitted under previous regulation. For the tax years ended December 31, 2013, 2012 and 2011, we have total net capital losses of

$120.8 million which have no expiration and will be carried forward indefinitely to offset future net capital gains. Capital loss carryforwards from tax years 2009 of $54.2 million and 2010 of $5.2 million will expire December 31, 2017 and December 31, 2018, respectively, unless utilized to offset future net capital gains prior to those expiration dates to the extent permitted by federal tax law.
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
NOTE 9—EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted income per common share for the three months ended March 31, 2014 and 2013:

(dollars in thousands, except per share amounts)	Three months ended March 31,
	2014	2013
Numerator for basic and diluted earnings per share
Net (loss) income	$(18,936)	$7,752
Less: Dividends declared—common and restricted shares	(8,689)	(8,902)
Undistributed loss	(27,625)	(1,150)
Percentage allocated to common shares(a)	100.0%	98.4%
Undistributed earnings—common shares	(27,625)	(1,132)
Add: Dividends declared—common shares	8,689	8,760
Numerator for common shares outstanding excluding participating shares	(18,936)	7,628
Numerator for participating unvested shares only	—	124
Numerator for basic and diluted earnings per share—total	$(18,936)	$7,752
Denominator for basic and diluted weighted-average shares outstanding
Common shares outstanding	69,395	70,365
Participating unvested shares	—	1,142
Basic and diluted weighted-average common shares outstanding—total	69,395	71,507
Earnings (loss) per share—basic and diluted
Excluding participating unvested shares	$(0.27)	$0.11
Including participating unvested shares	$(0.27)	$0.11

(a) Basic and diluted weighted-average common shares:
Weighted-average common shares outstanding	69,395	70,365
Weighted-average restricted shares	—	1,142
Total basic and diluted weighted-average common shares	69,395	71,507
Percentage allocated to common shares	100.0%	98.4%
(b)     For the three months ended March 31, 2014, we excluded 895 weighted-average shares of restricted common stock from the calculation of diluted loss per share because the inclusion of these shares would have had an anti-dilutive impact on the calculation of loss per share.

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
We do not report the unused portions of these commitments on our Consolidated Balance Sheets. As of March 31, 2014 and December 31, 2013, we had $13.5 million and $18.1 million, respectively, of outstanding unused loan commitments. We estimate that as of each of March 31, 2014 and December 31, 2013, the fair value of these commitments was $0.1 million based on the fees that we currently charge to enter into similar arrangements, taking into account the creditworthiness of the counterparties. As of March 31, 2014 and December 31, 2013, we had no outstanding guarantees or standby letters of credit.
LEASE OBLIGATIONS
The lease on our headquarters in Arlington, Virginia has a term from October 2012 through November 2014 with a base rent of $0.4 million per year. The base rent will not increase during the term of the lease. In February 2014, we entered into a new lease for our headquarters in Arlington, Virginia which has a term from December 2014 through December 2015. We have an option to extend the new lease for one additional one year period. The base rent for the new lease is $0.7 million per year with a $0.2 million rent credit. The base rent will not increase during the term of the new lease. As of March 31, 2014, our obligations for the remaining term of the lease is $0.8 million, of which $0.3 million will be payable during the next twelve months.

NOTE 11—FINANCIAL HIGHLIGHTS
The following schedule summarizes our financial highlights for the three months ended March 31, 2014 and 2013:

	Three months ended
(in thousands, except per share amounts)	March 31
	2014	2013
Per share data
Net asset value at beginning of period(a)	$4.74	$5.18
Net income(b)
Net operating income before net investment loss and income tax provision	0.06	0.11
Net realized gain (loss) on investments	(0.06)	(0.06)
Net unrealized (depreciation) appreciation on investments	(0.27)	0.06
Income tax provision	—	—
Net (loss) income	(0.27)	0.11
Net decrease in net assets resulting from distributions	(0.13)	(0.13)
Net increase in net assets relating to stock-based transactions
Repurchase of common stock	0.02	0.01
Net increase in stockholders’ equity from restricted stock amortization	0.01	0.01
Net increase in net assets relating to stock-based transactions	0.03	0.02
Net asset value at end of period(a)	4.37	5.18
Market price per share
Beginning of period	$4.26	$4.60
End of period	$3.79	$4.78
Total Return(c)	-8.10%	6.63%
Shares of Common Stock Outstanding
Weighted-average—basic and diluted	69,395	71,507
End of period	67,745	71,212
Net assets
Average	$325,898	$372,574
End of period	$296,047	$368,672
Ratios (annualized)
Operating expenses to average net assets	6.25%	5.68%
Net operating income to average net assets	5.38%	8.78%
General and administrative expense to average net assets	2.04%	1.13%
Return on average equity	-23.56%	8.46%
__________________ (a) Based on total number of shares outstanding.
(b) Based on weighted-average number of shares outstanding.
(c) Total return = [(ending market price per share – beginning market price per share + dividends paid per share) / beginning market price per share].
NOTE 12—SIGNIFICANT SUBSIDIARY
We have determined that for the three months ended March 31, 2014, RadioPharmacy Investors, LLC, or RadioPharmacy, is an unconsolidated portfolio company that meets the conditions of a significant subsidiary and therefore, we are presenting summarized financial information of RadioPharmacy as of the most recent periods for which data is available. RadioPharmacy is a private company, which has prepared financial statements in accordance with GAAP but not in accordance with Regulation S-X.

RadioPharmacy is a nuclear compounding pharmacy for regional hospitals and imaging centers. During the three months ended March 31, 2014, we recognized $0.6 million of total revenue from our investment in RadioPharmacy. The following table sets forth summarized balance sheet information for RadioPharmacy as of March 31, 2014 and December 31, 2013.

(in thousands)	March 31, 2014	December 31, 2013
	(unaudited)	(unaudited)
Assets:
Total current assets	$6,553	$6,126
Total non-current assets	19,713	19,270
Total assets	$26,266	$25,396

Liabilities and Stockholders' Equity:
Current liabilities	$4,167	$3,349
Long-term liabilities	19,728	19,645
Preferred stock	1	1
Other stockholders' equity	2,370	2,401
Total liabilities and stockholders' equity	$26,266	$25,396
The following table sets forth summarized income statement information for RadioPharmacy for the three months ended March 31, 2014 and 2013.

	Three months ended March 31,
(in thousands)	2014	2013
	(unaudited)	(unaudited)
Sales	$6,470	$6,592
Gross margin	$3,737	$3,799
Net income (loss)	$25	$146
NOTE 13—SUBSEQUENT EVENTS
RETIREMENT OF CHIEF EXECUTIVE OFFICER
On April 21, 2014, or the Effective Date, we announced that B. Hagen Saville retired, effective as of the Effective Date, and will no longer serve as our Chief Executive Officer or a member of our board of directors or its committees. In connection with Mr. Saville’s departure, on the Effective Date we and Mr. Saville entered into a letter agreement, or the Letter Agreement, setting forth the terms of his separation from MCG in accordance with his pre-existing employment agreement with us, including the agreement by us to treat Mr. Saville’s resignation as a termination by us other than for cause for purposes of such agreement. Consistent with his employment agreement and other plans of MCG, Mr. Saville will receive (i) his accrued and unpaid base salary and unreimbursed business expenses, in each case accrued through the Effective Date and (ii) full and immediate vesting and/or lapsing of forfeiture conditions of 308,250 shares of time-vesting restricted stock. Mr. Saville will also receive a severance amount of $2,100,000, representing an amount equal to two times the sum of his current base salary and his target annual bonus, payable in installments over the 24-month period following the Effective Date. We will also pay the employer’s portion of the insurance benefits for continuation of Mr. Saville’s participation in our group medical, dental and hospitalization plans for a period following the Effective Date.
APPOINTMENT OF CHIEF EXECUTIVE OFFICER AND CLASS I DIRECTOR
On April 21, 2014, the Board of Directors of the Company appointed Mr. Keith Kennedy, our President as Chief Executive Officer, a member of our Board of Directors as a Class I director and as a member of the investment and valuation committee.

TERMINATION OF BANK OF AMERICA UNSECURED REVOVLER
On April 21, 2014, we terminated our Bank of America Unsecured Revolver. As of April 21, 2014, there were no borrowings outstanding on the Bank of America Unsecured Revolver.
STOCK REPURCHASE PROGRAM
On April 25, 2014, our board of directors authorized a stock repurchase program of up to $50.0 million effective as of May 5, 2014 and terminated, effective as of May 2, 2014, the $35.0 million stock repurchase program initially approved on October 25, 2013 and increased on February 28, 2014.
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

Review Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
MCG Capital Corporation
We have reviewed the accompanying consolidated balance sheet of MCG Capital Corporation, including the consolidated schedule of investments, as of March 31, 2014, the related consolidated statements of operations for the three- month periods ended March 31, 2014 and 2013, and the related consolidated statements of changes in net assets, cash flows and financial highlights for the three-month periods ended March 31, 2014 and 2013. These financial statements are the responsibility of MCG Capital Corporation’s management.
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
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of MCG Capital Corporation as of December 31, 2013, including the consolidated schedule of investments, and the related consolidated statements of operations, changes in net assets, cash flows, and financial highlights for the year then ended (not presented herein), and we expressed an unqualified audit opinion on those consolidated financial statements in our report dated March 5, 2014. In our opinion, the accompanying consolidated balance sheet as of December 31, 2013, including the consolidated schedule of investments, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.
/s/ ERNST & YOUNG LLP
McLean, Virginia
April 28, 2014

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The information contained in this section should be read in conjunction with the Selected Financial Data and our Condensed Consolidated Financial Statements and notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q.
This Quarterly Report on Form 10-Q, including Management's Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements that involve substantial risks and uncertainties. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates, forecasts, projections, intentions, goals, strategies, plans, prospects and the beliefs and assumptions of our management including, without limitation: our expectations regarding our results of operations, including revenues, net operating income, net investment losses and general and administrative expenses and the factors that may affect such results; our intentions to repurchase shares of our common stock under our stock repurchase program; our expectations regarding future compensation costs associated with severance arrangements, deferred financing costs and litigation expenses; our expectations regarding the full use before expiration of certain financial instruments, including loans, participations in loans, guarantees, letters of credit and other financial commitments; our expectations regarding future monetizations; our expectations with regard to projected originations and investment decisions in relation to our stock repurchase program; the sufficiency of liquidity to meet 2014 operating requirements, as well as new origination opportunities and potential dividend distributions; our decisions to make dividend distributions after taking into account our distribution requirements as a RIC, together with an assessment of gains and losses recognized or to be recognized for tax purposes, portfolio transactional events, liquidity, cash earnings and our asset coverage ratio; the use of our available liquidity to pay dividends to our stockholders and to repurchase our common stock in the open market under our stock repurchase program; estimated liquidity for repayment of our borrowing facilities from a number of sources, including cash on-hand, the maturity or monetization of our investment portfolio, equity issuances, and from other borrowing arrangements; our use of independent valuation firms to provide additional support for our internal analyses; our expectations regarding the outcome of legal proceedings incidental to our business; general market conditions; the state of the economy and other factors. Forward-looking statements can be identified by terminology such as “anticipate,” “believe,” “could,” “could increase the likelihood,” “hope,” “target,” “project,” “goals,” “potential,” “predict,” “might,” “estimate,” “expect,” “intend,” “is planned,” “may,” “should,” “will,” “will enable,” “would be expected,” “look forward,” “may provide,” “would” or similar terms, variations of such terms or the negative of those terms. These statements are not guarantees of future performance and are subject to risks, uncertainties, and other factors, some of which are beyond our control and difficult to predict. Important factors could cause our actual results to differ materially from those indicated or implied by forward-looking statements. Such factors that could cause or contribute to such differences include those risk factors discussed in Item IA of Part II of this Quarterly Report on Form 10-Q.
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
RECENT DEVELOPMENTS — Q1 2014

•	Originations and Advances — We made $6.7 million in advances to existing portfolio companies.

•	Loan Monetizations — We received $21.9 million in loan payoffs and amortization payments, including $19.6 million from the monetization, at par, of our loan to G&L Investment Holdings, LLC.

•
Equity Monetizations and Realizations — We received $4.5 million in proceeds from the sale of equity investments, principally the sale of securities in G&L Investment Holdings, LLC. We recognized a realized loss of $4.5 million on the sale of G&L Investment Holdings, which was offset by a reversal of previously recorded unrealized depreciation of $4.5 million.

•
Loans on Non-Accrual — Loans on non-accrual were $41.0 million at cost (12.2% of the total loan portfolio), and $9.4 million at fair value (3.1% of the total loan portfolio). We put Education Management, Inc. on non-accrual this quarter.

•
Unrealized Depreciation — We recorded $23.3 million of unrealized depreciation on our loan and equity portfolio, principally from two investments. We recorded $15.2 million of unrealized depreciation on our investment in Education Management, Inc. to reflect operational, financial and business challenges facing the company. Furthermore, we reduced our valuation multiple for RadioPharmacy Investors, LLC and recorded $6.3 million of unrealized depreciation based on volume, pricing and supply-cost challenges facing the company's core business.

•
Open-Market Purchases of Our Stock — We repurchased 2,759,267 shares of our common stock at a weighted average purchase price of $3.84. We acquired these shares from sellers in open market transactions. We retire these shares upon settlement, thereby reducing the number of shares issued and outstanding. From January 1, 2014 through April 24, 2014, we repurchased 6,641,888 shares of our common stock at a weighted average purchase price of $3.78. On April 25, 2014, our board of directors terminated our existing stock repurchase program effective as of May 2, 2014 and authorized a new stock repurchase program of up to $50.0 million effective as of May 5, 2014.

•
Operating Costs — Our total operating costs, excluding interest expense, were $3.0 million, or 0.67% of total assets of $448.6 million. We incurred $0.5 million in general and administrative costs related to the Color Star Growers of Colorado, Inc. litigation and severance, which we included in total operating costs.

•
Reduced Leverage — On January 21, 2014, we terminated our MCG Commercial Loan Trust 2006-1 and accelerated $0.1 million of deferred financing costs that we included in interest expense. On April 21, 2014, based on our assessment of our excess liquidity, we terminated our undrawn Bank of America unsecured revolver that was set to expire in November 2014. We expect the termination of the revolver to result in the acceleration of $0.1 million of deferred financing costs in the quarter ending June 30, 2014.

•
Effective April 21, 2014, Keith Kennedy, MCG's President, was elected as Chief Executive Officer, as a member of our board of directors as a Class I director and as a member of the investment and valuation committee. Mr. Kennedy succeeded B. Hagen Saville who retired after 16 years of leadership at MCG, including as the Chief Executive Officer and member of our board of directors.

OUTLOOK
We continue to evaluate market conditions. We expect monetizations to continue to accelerate as several of our borrowers are accessing the senior loan market at very attractive rates and with favorable returns.

We intend to make investments in support of our portfolio companies. For new investments, we intend to evaluate the risk-reward relative to buying our stock, particularly given current market conditions. To that end, on April 25, 2014 our Board of Directors authorized a new stock repurchase program of up to $50.0 million which will commence on May 5, 2014.
During the second quarter of 2014, we expect to record $3.6 million, or approximately $0.06 per share, related to employee terminations, including $2.5 million of severance costs included in general and administrative expense and $1.1 million of accelerated amortization of restricted stock included in employee compensation expense. In addition during the second quarter of 2014, we expect to record $0.3 million of additional general and administrative expense related to the Color Star Growers of Colorado, Inc. litigation.
Based on our assessment of current market conditions, the unpredictable nature of portfolio monetizations and the near-term recommendation of our new leadership team to primarily focus on stabilizing the investment portfolio and repurchasing the Company's stock in the open market, we do not anticipate providing forward looking guidance relative to our net operating income, origination volumes, expense levels or other operating metrics. Any previous guidance should no longer be relied upon. We believe this change allows management to concentrate on our portfolio and our long-term strategies.
On April 25, 2014, our board of directors declared a $0.07 per share dividend payable May 30, 2014 to shareholders of record as of May 9, 2014.
ACCESS TO CAPITAL AND LIQUIDITY
At March 31, 2014, we had $83.4 million of cash and cash equivalents available for general corporate purposes, as well as $30.4 million of cash in restricted accounts related to our SBIC that we may use to fund new investments in the SBIC and $2.4 million of restricted cash held in escrow.
At March 31, 2014, $150.0 million of SBA borrowings were outstanding, the maximum available under our current SBIC license.
On January 21, 2014, we repaid and terminated our MCG Commercial Loan Trust 2006-1, or 2006-1 Trust. As of December 31, 2013, we had $25.2 million of securitized Class D Notes outstanding under the 2006-1 Trust, which was secured by $76.3 million of loans and equity investments and $13.9 million of cash. Upon termination, the assets of the 2006-1 Trust were transferred to MCG, the parent.
PORTFOLIO COMPOSITION AND INVESTMENT ACTIVITY
As of March 31, 2014, the fair value of our investment portfolio was $326.3 million, which represents a $42.6 million, or 11.5%, decrease from the $368.9 million fair value as of December 31, 2013. The following sections describe the composition of our investment portfolio as of March 31, 2014 and key changes in our portfolio during the three months ended March 31, 2014.
Portfolio Composition
The following table summarizes the composition of our investment portfolio at fair value:

	March 31, 2014		December 31, 2013
(dollars in thousands)	Investments at Fair Value	Percent of Total Portfolio	Investments at Fair Value	Percent of Total Portfolio
Debt investments
Senior secured debt	$173,251	53.1%	$185,524	50.3%
Subordinated debt
Secured	90,127	27.6	108,338	29.4
Unsecured	42,761	13.1	42,452	11.5
Total debt investments	306,139	93.8	336,314	91.2
Equity investments
Preferred equity	16,375	5.0	28,390	7.7
Common/common equivalents equity	3,784	1.2	4,169	1.1
Total equity investments	20,159	6.2	32,559	8.8
Total investments	$326,298	100.0%	$368,873	100.0%

Our debt instruments bear contractual interest rates ranging from 2.5% to 15.0%, a portion of which may be in the form of paid-in-kind interest, or PIK. As of March 31, 2014, approximately 67.5% of the fair value of our loan portfolio had variable interest rates, based on either the London Interbank Offer Rate, or LIBOR, or the prime rate, and 32.5% of the fair value of our loan portfolio had fixed interest rates. As of March 31, 2014, approximately 55.9% of our loan portfolio, at fair value, had LIBOR floors between 1.0% and 3.0% on a LIBOR-based index or prime floors between 2.5% and 6.0%. At origination, our loans generally have four- to six-year stated maturities. Borrowers typically pay an origination fee based on a percentage of the total commitment and a fee on undrawn commitments.
The following table summarizes our investment portfolio by industry at fair value:

	March 31, 2014		December 31, 2013
(dollars in thousands)	Investments at Fair Value	Percent of Total Portfolio	Investments at Fair Value	Percent of Total Portfolio
Healthcare	$79,413	24.3%	$84,922	23%
Business services	64,874	19.9	64,108	17.4
Manufacturing	52,194	16.0	51,735	14.0
Education	42,693	13.1	57,905	15.7
Publishing	25,631	7.9	25,312	6.9
Restaurants	23,330	7.2	23,010	6.2
Information services	12,593	3.9	12,552	3.4
Broadcasting	12,212	3.7	12,252	3.3
Home furnishings	4,818	1.5	4,730	1.3
Consumer products	4,681	1.4	4,657	1.3
Diversified financial services	3,384	1.0	3,298	0.9
Insurance	—	—	23,620	6.4
Other(a)	475	0.1	772	0.2
Total	$326,298	100.0%	$368,873	100.0%
______________________ (a) No individual industry within this category exceeds 1%.
As of March 31, 2014, our ten largest portfolio companies represented approximately 55.1% of the total fair value of our investments. These ten companies accounted for 53.0% of our total revenue during the three months ended March 31, 2014.
During the three months ended March 31, 2014, we had concentrations in certain industries, including the healthcare, business services, manufacturing and education industries. The following table summarizes our fair value and revenue concentrations in each of those industries:

	Investments at fair value				Revenue for the three months ended
	March 31, 2014		December 31, 2013		March 31, 2014		March 31, 2013
(dollars in thousands)	Amount	% of Total Portfolio	Amount	% of Total Portfolio	Amount	% of Total Revenue	Amount	% of Total Revenue
Industry
Healthcare	$79,413	24.3%	$84,922	23.0%	$2,131	22.8%	$3,053	23.0%
Business services	64,874	19.9	64,108	17.4	1,715	18.4	1,801	13.6
Manufacturing	52,194	16.0	51,735	14.0	1,767	18.9	1,151	8.7
Education	42,693	13.1	57,905	15.7	1,124	12.0	1,564	11.8
Total	$239,174	73.3	$258,670	70.1	$6,737	72.1	$7,569	57.1

Changes in Investment Portfolio
During the three months ended March 31, 2014, we completed $6.7 million of originations and advances compared to $15.9 million of originations and advances during the three months ended March 31, 2013. The following table summarizes our total portfolio investment activity during the three months ended March 31, 2014 and 2013:

	Three months ended
(in thousands)	March 31
	2014	2013
Beginning investment portfolio	$368,873	$477,724
Originations and advances	6,706	15,894
Gross payments, reductions and sales of securities	(26,426)	(85,218)
Net realized loss	(4,488)	(3,832)
Unrealized depreciation	(23,173)	15
Reversals of unrealized depreciation	4,524	3,783
Origination fees and amortization of unearned income	282	656
Ending investment portfolio	$326,298	$409,022
Originations and Advances
The following table shows our originations and advances during the three months ended March 31, 2014 and 2013 by security type:

	Three months ended March 31,
	2014		2013
(dollars in thousands)	Amount	% of Total	Amount	% of Total
Debt investments
Senior secured debt	$4,880	72.8%	$945	5.9%
Subordinated debt
Secured	1,283	19.1	996	6.3
Unsecured	282	4.2	13,055	82.1
Total debt investments	6,445	96.1	14,996	94.3
Equity investments
Preferred equity	261	3.9	898	5.7
Common/common equivalents equity	—	—	—	—
Total equity investments	261	3.9	898	5.7
Total originations and advances	$6,706	100.0%	$15,894	100.0%
The following table shows our significant originations and advances:

(in thousands)	Three months ended
	March 31, 2014
Company	Originations	Draws/ Advances	PIK Advances/ Dividends	Total
Debt
Oceans Acquisition, Inc.	$—	$2,333	$—	$2,333
Community Investors, Inc.	—	1,667	—	1,667
Other (< $1 million)	—	800	1,645	2,445
Total debt	—	4,800	1,645	6,445
Equity
Other (< $1 million)	—	111	150	261
Total Equity	—	111	150	261
Total originations and advances	$—	$4,911	$1,795	$6,706

Repayments, Sales and Other Reductions of Investment Portfolio
The following table shows our gross payments, reductions and sales of securities during the three months ended March 31, 2014 and 2013 by security type:

	Three months ended March 31,
	2014		2013
(dollars in thousands)	Amount	% of Total	Amount	% of Total
Debt investments

Senior secured debt	$2,335	8.8%	$77,240	90.6%
Subordinated debt
Secured	19,560	74.0	4,500	5.3
Unsecured	—	—	—	—
Total debt investments	21,895	82.8	81,740	95.9
Equity investments
Preferred equity	4,531	17.2	3,475	4.1
Common/common equivalents equity	—	—	3	—
Total equity investments	4,531	17.2	3,478	4.1
Total gross payments, reductions and sales of securities	$26,426	100.0%	$85,218	100.0%
During the three months ended March 31, 2014 and 2013, our gross payments, reductions and sales of securities by transaction type included:

	Three months ended March 31,
(in thousands)	2014	2013
Principal repayments, reductions and loan sales	$17,500	$63,011
Sale of equity investments	4,348	3,234
Scheduled principal amortization	2,335	16,770
Collection of accrued paid-in-kind interest and dividends	2,243	2,203
Total gross payments, reductions and sales of securities	$26,426	$85,218
As shown in the following table, during the three months ended March 31, 2014, we monetized 1 portfolio investment with proceeds totaling $23.8 million:

	Three months ended
	March 31, 2014
(in thousands)	Principal Repayments and Proceeds from Loan Sales	Sale or Settlement of Equity Investments	PIK Interest and Dividend Prepayments	Total
Monetizations
G&L Investment Holdings, LLC	$17,500	$4,196	$2,060	$23,756
Total monetizations	17,500	4,196	2,060	23,756
Other scheduled payments	2,335	152	183	2,670
Total gross payments, sales and other reductions of investment portfolio	$19,835	$4,348	$2,243	$26,426
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
The following table shows the distribution of our investments on our 1 to 5 investment rating scale at fair value as of March 31, 2014 and December 31, 2013:

(dollars in thousands)	March 31, 2014		December 31, 2013
Investment Rating	Investments at Fair Value	% of Total Portfolio	Investments at Fair Value	% of Total Portfolio
1(a)	$62,884	19.3%	$104,657	28.4%
2	128,265	39.3	137,586	37.3
3	93,705	28.7	94,102	25.5
4	29,942	9.2	25,976	7.0
5	11,502	3.5	6,552	1.8
Total	$326,298	100.0%	$368,873	100.0%
_________________________

(a)	As of March 31, 2014 and December 31, 2013, Investment Rating “1” included $56.8 million and $83.4 million, respectively, of loans to companies in which we also hold equity securities.
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
The following table summarizes the cost and fair value of loans more than 90 days past due and loans on non-accrual status.

	COST BASIS				FAIR VALUE BASIS
	March 31, 2014		December 31, 2013		March 31, 2014		December 31, 2013
(dollars in thousands)	Investments at Cost	% of Loan Portfolio	Investments at Cost	% of Loan Portfolio	Investments at Fair Value	% of Loan Portfolio	Investments at Fair Value	% of Loan Portfolio
Loans greater than 90 days past due
On non-accrual status	$3,897	1.16%	$3,897	1.11%	$—	—%	$—	—%
Total loans greater than 90 days past due	$3,897	1.16%	$3,897	1.11%	$—	—%	$—	—%
Loans on non-accrual status
0 to 90 days past due	$37,090	11.01%	$17,531	4.98%	$9,373	3.06%	$4,493	1.34%
Greater than 90 days past due	3,897	1.16	3,897	1.11	—	—	—	—
Total loans on non-accrual status	$40,987	12.17%	$21,428	6.09%	$9,373	3.06%	$4,493	1.34%

The following table summarizes the changes in the cost and fair value of the loans on non-accrual status from December 31, 2013 through March 31, 2014:

	Three months ended
	March 31, 2014
(In thousands)	Cost	Fair Value
Non-accrual loan balance as of December 31, 2013	$21,428	$4,493
Additional loan on non-accrual status - Education Management, Inc.	19,856	4,879
Change in unrealized gain (loss) on non-accrual loans	—	298
Payments received from loans on non-accrual status	(297)	(297)
Total change in non-accrual loans	19,559	4,880
Non-accrual loan balance as of March 31, 2014	$40,987	$9,373

Results of Operations
The following section compares our results of operations for the three months ended March 31, 2014 to the three months ended March 31, 2013.
COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013
The following table summarizes the components of our net income for the three months ended March 31, 2014 and 2013:

	Three months ended March 31,		Variance
(dollars in thousands)	2014	2013	$	Percentage
Revenue
Interest and dividend income
Interest income	$8,752	$11,085	$(2,333)	(21.0)%
Dividend income	151	898	(747)	(83.2)
Loan fees	352	793	(441)	(55.6)
Total interest and dividend income	9,255	12,776	(3,521)	(27.6)
Advisory fees and other income	91	470	(379)	(80.6)
Total revenue	9,346	13,246	(3,900)	(29.4)
Operating expenses
Interest expense	1,990	2,382	(392)	(16.5)
Employee compensation
Salaries and benefits	1,088	1,407	(319)	(22.7)
Amortization of employee restricted stock	306	375	(69)	(18.4)
Total employee compensation	1,394	1,782	(388)	(21.8)
General and administrative expense	1,639	1,032	607	58.8
Restructuring expense	—	7	(7)	(100.0)
Total operating expense	5,023	5,203	(180)	(3.5)
Net operating income before net investment loss and income tax provision	4,323	8,043	(3,720)	(46.3)
Net investment loss before income tax provision	(23,255)	(233)	(23,022)	NM
Income tax provision	4	58	(54)	(93.1)
Net (loss) income	$(18,936)	$7,752	$(26,688)	NM
NM=Not Meaningful
TOTAL REVENUE
Total revenue includes interest and dividend income, loan fees, advisory fees and other income. The following sections describe the reasons for the variances in each major component of our revenue during the three months ended March 31, 2014 from the three months ended March 31, 2013.
INTEREST INCOME
The level of interest income that we earn depends upon the level of interest-bearing investments outstanding during the period, as well as the weighted-average yield on these investments. During the three months ended March 31, 2014, the total yield on our average debt portfolio at fair value was 11.4% compared to 12.1% during the three months ended March 31, 2013. The weighted-average yield varies each period because of changes in the composition of our portfolio of debt investments, changes in stated interest rates, fee accelerations of unearned fees on paid-off/restructured loans and the balance of loans on non-accrual status for which we are not accruing interest.

The following table shows the various components of the total yield on our average debt portfolio at fair value for the three months ended March 31, 2014 and 2013:

	Three months ended March 31,
	2014	2013
Average 90-day LIBOR	0.2%	0.3%
Spread to average LIBOR on average loan portfolio	12.1	11.7
Impact of fee accelerations of unearned fees on paid/restructured loans	—	0.1
Impact of non-accrual loans	(0.9)	—
Total yield on average loan portfolio	11.4%	12.1%
During the three months ended March 31, 2014, interest income was $8.8 million, compared to $11.1 million during the three months ended March 31, 2013, which represented a $2.3 million, or 21.0%, decrease. This decrease reflected a $2.0 million decrease in interest income resulting from a 18.7% decrease in our average loan balance, a decrease of $0.8 million resulting from loans that were on non-accrual status during the three months ended March 31, 2014, but that had been accruing interest during the three months ended March 31, 2013, and a $0.1 million decrease related to the decrease in LIBOR, partially offset by a $0.6 million increase in interest income attributable to a 0.4% increase in our spread to LIBOR.
PIK Income
Interest income includes certain amounts that we have not received in cash, such as PIK interest. PIK interest represents contractually deferred interest that is added to the principal balance of the loan and compounded if not paid on a current basis. Borrowers may, in some instances, be required to prepay PIK because of certain contractual provisions or they may choose to prepay; however, more typically, PIK is paid at the end of the loan term. The following table shows the PIK-related activity for the three months ended March 31, 2014 and 2013, at cost:

	Three months ended March 31,
(in thousands)	2014	2013
Beginning PIK loan balance	$12,132	$9,043
PIK interest earned during the period	1,645	1,246
Payments received from PIK loans	(2,060)	(1,959)
Realized loss	—	(357)
Ending PIK loan balance	$11,717	$7,973
As of March 31, 2014, we were not accruing interest on $1.0 million of the PIK loans, at cost, shown in the preceding table and as of March 31, 2013, all of our PIK loans were accruing interest. During three months ended March 31, 2014, we received $2.1 million in PIK loan repayment related to the repayment in full of our loan to G&L Investment Holdings, LLC. During the three months ended March 31, 2013, the payments received from PIK loans included $1.0 million collected in conjunction with the partial repayment of our investment in Education Management, Inc., as well as $0.8 million collected in conjunction with the repayment in full of our investment in NDSSI Holdings, LLC.
DIVIDEND INCOME
We accrete dividends on equity investments with stated dividend rates as they are earned, to the extent that we believe the dividends will be paid ultimately and the associated portfolio company has sufficient value to support the accretion. We recognize dividends on other equity investments when we receive the dividend payment. Our dividend income varies from period to period because of changes in the size and composition of our equity investments, the yield from the investments in our equity portfolio and the ability of the portfolio companies to declare and pay dividends. During the three months ended March 31, 2014 and 2013, we recognized dividend income of $0.2 million and $0.9 million, respectively. In addition, during each of the three months ended March 31, 2014 and 2013, we received payments on accrued dividends of $0.2 million. As of March 31, 2014, the balance of accrued dividends was $7.7 million.
ADVISORY FEES AND OTHER INCOME
Advisory fees and other income primarily include fees related to prepayment, advisory and management services, equity structuring, syndication, bank interest and other income. Generally, advisory fees and other income relate to specific transactions or services and, therefore, may vary from period to period depending on the level and types of services provided. During the three months ended March 31, 2014, we earned $0.1 million of advisory fees and other income, which represented a $0.4 million, or 80.6%, decrease from the three months ended March 31, 2013. This decrease resulted principally from a decrease in prepayment fees related to a loan prepayment in the first quarter of 2013.
TOTAL OPERATING EXPENSES
Total operating expenses include interest, employee compensation and general and administrative expenses. The reasons for these variances are discussed in more detail below.
INTEREST EXPENSE
During the three months ended March 31, 2014, we incurred $2.0 million of interest expense, which represented a $0.4 million, or 16.5%, decrease from the same period in 2013. Interest expense for the three month period ended March 31, 2014 includes $0.2 million of interest and deferred financing costs associated with our 2006-1 Trust, which we terminated in January 2014. During these respective periods, our average cost to borrow increased to 5.2% from 4.0%, principally due to the repayment of securitized debt in our 2006-1 Trust which carried interest rates ranging from L+0.33% to L+2.25%.
During the three months ended March 31, 2014, our average borrowings declined to approximately $154.3 million from an average of approximately $235.6 million for the same period in 2013, which accounted for a $0.9 million reduction in our interest expense. In addition, interest expense decreased by $0.1 million related to decreased amortization of debt issuance costs. These decreases were offset by $0.6 million attributable to the spread to LIBOR increasing from approximately 3.17% to 4.19%.
EMPLOYEE COMPENSATION
Employee compensation expense includes base salaries and benefits, variable annual incentive compensation and amortization of employee stock awards. During the three months ended March 31, 2014, our employee compensation expense was $1.4 million, which represented a $0.4 million, or 21.8%, decrease from the same period in March 31, 2013. Our salaries and benefits decreased by $0.3 million, or 22.7%, due to a $0.2 million decrease in salaries and benefits and a $0.1 million decrease in incentive compensation. As of March 31, 2014, we had 15 employees compared to 20 employees as of March 31, 2013.
GENERAL AND ADMINISTRATIVE
During the three months ended March 31, 2014, general and administrative expense was $1.6 million, which represented a $0.6 million, or 58.8%, increase compared to the same period in 2013. General and administrative expense increase resulted primarily from a $0.3 million increase in legal fees related to portfolio litigation and a $0.2 million increase in severance costs related to employee terminations in the first quarter of 2014.

NET INVESTMENT LOSS BEFORE INCOME TAX PROVISION
During the three months ended March 31, 2014, we recorded $23.3 million of net investment loss before income tax provision, compared to $0.2 million of net investment loss during the same period in 2013. These amounts represent the total of net realized gains and losses, net unrealized appreciation (depreciation), and reversals of unrealized (appreciation) depreciation. We reverse unrealized (appreciation) depreciation at the time that we realize the gain or loss. The following table summarizes our realized and unrealized gain and (loss) on investments and changes in our unrealized appreciation and depreciation on investments for the three months ended March 31, 2014:

		Three months ended March 31, 2014
(in thousands)	Industry	Type	Realized Gain/(Loss)	Unrealized (Depreciation)/ Appreciation	Reversal of Unrealized Depreciation/ (Appreciation)	Net (Loss)/ Gain
Portfolio Company
Education Management, Inc.	Education	Affiliate	$—	$(15,151)	$—	$(15,151)
RadioPharmacy Investors, LLC	Healthcare	Control	—	(6,339)	—	(6,339)
G&L Investment Holdings, LLC	Insurance	Non-Affiliate	(4,523)	—	4,523	—
Other (< $1.0 million net gain (loss))			35	(1,800)	—	(1,765)
Total			$(4,488)	$(23,290)	$4,523	$(23,255)

•
In the first quarter of 2014, we recorded $15.2 million of unrealized depreciation on our investment in Education Management, Inc. to reflect operational, financial and business challenges facing the company.

•
Furthermore, we reduced our valuation multiple for RadioPharmacy Investors, LLC and recorded $6.3 million of unrealized depreciation based on volume, pricing and supply-cost challenges facing the company's core business.

•
In addition, during the three months ended March 31, 2014, we sold our preferred and common equity investments in G&L Investment Holdings, LLC resulting in a realized loss of $4.5 million and a reversal of previously recorded unrealized depreciation of $4.5 million.

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

•
In addition, during the three months ended March 31, 2013, we wrote off our preferred and common equity investments in Advanced Sleep Concepts, Inc., resulting in a realized loss of $3.4 million and a reversal of previously recorded unrealized depreciation of $3.2 million.

INCOME TAX (BENEFIT) PROVISION
During the three months ended March 31, 2014, we incurred a $4,000 income tax provision compared to a $58,000 income tax provision during the three months ended March 31, 2013. The income tax provision for both periods was primarily attributable to flow-through taxable income on certain investments held by our subsidiaries.
FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
Our financial liquidity principally comes from our cash on hand, portfolio monetizations and net operating income. In addition to making investments in portfolio companies, we may use our available liquidity to pay dividends to our stockholders and to repurchase our common stock in the open market under our stock repurchase program. For the three months ended March 31, 2014, we declared 12.5 cents per share in dividends and paid $8.7 million in total dividends. We also repurchased 2,759,267 shares of our common stock for $10.6 million at a weighted average price of $3.84 per share.
For the three months ended March 31, 2014, we earned 11.4% on our average loan portfolio at fair value of $324.2 million and our weighted average cost to borrow was 5.2% on average borrowings of $154.3 million. Including dividend income and fee income, we earned $4.3 million of net operating income.
At March 31, 2014, we had $83.4 million in cash and cash equivalents available for general corporate purposes, $30.4 million of cash in restricted accounts related to our SBIC, that we may use to fund new investments in the SBIC, and $2.4 million of restricted cash held in escrow. On April 21, 2014, based on our assessment of our excess liquidity, we terminated our undrawn Bank of America Unsecured Revolver that was set to expire in November 2014.
Although there can be no assurance, we believe we have sufficient liquidity to meet our operating requirements for the remainder of 2014, as well as liquidity for new origination opportunities and potential dividend distributions.
CASH AND CASH EQUIVALENTS, CASH, RESTRICTED AND CASH, SECURITIZATION ACCOUNTS
Our Consolidated Balance Sheets and our Consolidated Statements of Cash Flows reflect three categories of cash: cash and cash equivalents; cash, restricted; and cash, securitization accounts. Each of these categories is described more fully below:

•
Cash and cash equivalents represent unrestricted cash, including checking accounts, interest bearing deposits collateralized by marketable debt securities and highly liquid investments with original maturities of 90 days or less. As of March 31, 2014 and December 31, 2013, we had $83.4 million and $91.6 million, respectively, in cash and cash equivalents. As of March 31, 2014, our cash and cash equivalents included $57.9 million held in interest-bearing accounts.

•
Cash, restricted includes cash held for regulatory purposes and cash held in escrow. The largest component of restricted cash was represented by cash held by Solutions Capital I, L.P., or Solutions Capital, a wholly owned subsidiary licensed as an SBIC under the SBIC Act, which generally is restricted to the origination of new loans by Solutions Capital. As of March 31, 2014 and December 31, 2013, we had $32.8 million and $33.9 million, respectively, of restricted cash.

•
Cash, securitization accounts included principal and interest payments received on securitized loans, which, were held in designated bank accounts until monthly or quarterly disbursements were made from the securitization trusts. We were generally required to use a portion of these amounts to pay interest expense, reduce borrowings or pay other amounts in accordance with the related securitization agreements. Cash in securitization accounts had a negative impact on our earnings since the interest we paid on borrowings typically exceeded the rate of return that we were able to earn on temporary cash investments. As of December 31, 2013, we had $13.9 million in cash, securitization accounts. On January 21, 2014, we terminated our MCG Commercial Loan Trust 2006-1 and the securitized cash was used to repay principal and interest due on the notes including the notes owned by MCG Capital, the parent.

During the three months ended March 31, 2014, our operating activities provided $21.5 million of cash and cash equivalents, and our financing activities used $29.7 million of cash and cash equivalents.

LIQUIDITY AND CAPITAL RESOURCES—BORROWINGS
As of March 31, 2014, we reported $150.0 million of borrowings on our Consolidated Balance Sheets at cost. The following table summarizes our borrowing facilities, the facility amounts and the amounts outstanding.

		March 31, 2014		December 31, 2013
(dollars in thousands)	Maturity Date	Total Facility/ Program	Amount Outstanding	Total Facility/ Program	Amount Outstanding
SBIC
2008-10B	September 2018	$2,600	$2,600	$2,600	$2,600
2009-10A	March 2019	12,000	12,000	12,000	12,000
2009-10B	September 2019	13,000	13,000	13,000	13,000
2010-10B	September 2020	27,500	27,500	27,500	27,500
2011-10A	March 2021	53,500	53,500	53,500	53,500
2012-10A	March 2022	41,400	41,400	41,400	41,400
MCG Commercial Loan Trust 2006-1
Series 2006-1 Class D Notes(a)	April 2018	—	—	40,016	25,172
Bank of America Unsecured Revolver
Unsecured Revolving Note	November 2014	20,000	—	20,000	—
Total borrowings		$170,000	$150,000	$210,016	$175,172
__________ (a) In January 2014, the Class D Notes were repaid in full.
In October 2008, we received exemptive relief from the SEC which allows us to exclude our SBIC debt from the calculation of our consolidated BDC asset coverage ratio. As of March 31, 2014, there were no senior securities outstanding other than our debt issued by Solutions Capital.
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
As our borrowing facilities mature, it is important that we have sufficient liquidity available to repay our borrowing obligations. We may obtain the liquidity for repayment of our borrowing facilities from a number of sources, including cash on-hand, the maturity or monetization of our investment portfolio, equity issuances, and from other borrowing arrangements.
We had funded our secured borrowing debt facility through a bankruptcy remote, special-purpose, wholly owned subsidiary. Therefore, this subsidiary’s assets were not available to our creditors. In November 2013, we directed the trustee to redeem the remaining notes on the next quarterly payment date and, on January 21, 2014, we repaid the Class D Notes in full and the loan and equity investments held by the 2006-1 Trust were transferred back to MCG, the parent.
On April 21, 2014, based on our assessment of our excess liquidity, we terminated our undrawn Bank of America Unsecured Revolver.
SBIC DEBENTURES
In December 2004, we formed a wholly owned subsidiary, Solutions Capital. Solutions Capital has a license from the SBA to operate as an SBIC under the SBIC Act. The license enabled Solutions Capital to borrow up to $150.0 million from the SBA, which is the maximum amount of outstanding leverage available to single-license SBIC companies.
To realize the full $150.0 million borrowing for which we have received approval under the SBIC program, we have funded a total of $75.0 million to Solutions Capital. As of each of March 31, 2014 and December 31, 2013, Solutions Capital had borrowed the full $150.0 million. We are permitted to use these funds to provide debt and equity capital to qualifying small businesses. However, we may not use these borrowings to provide additional financing to certain companies that are currently in our portfolio without SBA approval. In addition, we may not use these funds for MCG’s, the parent company’s, working capital.

SBICs are subject to regulation and oversight by the SBA, including requirements to maintain certain minimum financial ratios and other covenants. An SBIC license does not assure an SBIC of SBA-guaranteed debenture funding, which is dependent upon continued compliance with SBA regulations and policies. The SBA, as a creditor, will have superior claim to Solutions Capital’s assets over our stockholders in the event we liquidate Solutions Capital or the SBA exercises its remedies upon an event of default under the SBA-guaranteed debentures issued by Solutions Capital.
The following table sets forth the maturity of Solutions Capital debentures, as well as the maturity of the investments and the current balance of restricted cash in Solutions Capital as of March 31, 2014.

	Maturities
(in thousands)	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Borrowings	$150,000	$—	$—	$14,600	$135,400
Collateral
Fair value of debt investments	207,629	—	38,819	148,979	19,831
Fair value of equity investments(a)	2,763	—	—	—	2,763
Cash, restricted account	30,383	30,383	—	—	—
Total collateral	$240,775	$30,383	$38,819	$148,979	$22,594
____________
(a)    Equity investments do not have a stated maturity date.
BANK OF AMERICA UNSECURED REVOLVER
In November 2012, we obtained an unsecured revolving credit facility with Bank of America, N.A. in the principal amount of $20.0 million. Advances under the Bank of America Unsecured Revolver bore interest at LIBOR plus 4.0% per annum and will expire in November 2014.  As of March 31, 2014, there were no borrowings outstanding on the Bank of America Unsecured Revolver. On April 21, 2014, based on our assessment of our excess liquidity, we terminated our undrawn Bank of America Unsecured Revolver.
The Bank of America Unsecured Revolver was subject to certain collateral requirements and financial covenants. Included among them were requirements that we maintain a ratio of all unencumbered assets to outstanding amounts under the Bank of America Unsecured Revolver of at least four-to-one, as well as a ratio of unencumbered cash and senior portfolio loans to outstanding amounts under the Bank of America Unsecured Revolver of at least three-to-one. The Bank of America Unsecured Revolver required that we maintain a zero balance for a period of at least five consecutive days during the six-month period immediately preceding June 30th and December 31st of each year. The Bank of America Unsecured Revolver could be prepaid at any time.
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

WEIGHTED-AVERAGE BORROWINGS AND COST OF FUNDS
The following table shows our weighted-average borrowings, the weighted-average interest rate on all of our borrowings, including amortization of deferred debt issuance costs and commitment fees, the average LIBOR, and the average spread to LIBOR for 2014 and 2013:

	Three months ended March 31,
(dollars in thousands)	2014	2013
Weighted-average borrowings	$154,335	$235,605
Average LIBOR	0.24%	0.29%
Average spread to LIBOR, excluding amortization of deferred debt issuance costs	4.19	3.17
Impact of amortization of deferred debt issuance costs	0.73	0.59
Total cost of funds	5.16%	4.05%
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
On January 17, 2012, our board of directors authorized a stock repurchase program of up to $35.0 million, which was terminated after we effected repurchases totaling approximately $29.4 million. On October 25, 2013, our board of directors authorized an additional stock repurchase program of up to $25.0 million. On February 28, 2014, our board of directors increased the stock repurchase program to $35.0 million. During the three months ended March 31, 2014, we repurchased 2,759,267 shares of our common stock at a weighted average purchase price of $3.84 per share, which was a 19.0% discount from our December 31, 2013 net asset value per share. On April 25, 2013, our board of directors terminated our existing stock repurchase program effective as of May 2, 2014 and authorized a new stock repurchase program of up to $50.0 million effective as of May 5, 2014. Under the new program, we are authorized to repurchase shares of our common stock in open market transactions, including through block purchases, depending on prevailing market conditions and other factors. The repurchase program may be extended, modified or discontinued at any time for any reason. The program does not obligate us to acquire any specific number of shares, and all repurchases will be made in accordance with SEC Rule 10b-18, which sets certain restrictions on the method, timing, price and volume of stock repurchases.
We requested and received the assurance of the staff of the Division of Investment Management that it would not recommend enforcement action to the SEC under the 1940 Act or Rule 17d-1 thereunder if we engage in a stock repurchase program and agree not to issue additional restricted stock under any compensation plan unless such issuance, together with all restricted stock outstanding under all compensation plans, does not exceed 10% of our outstanding common stock at the time of such issuance less the total number of shares previously issued, in the aggregate, pursuant to all compensatory plans. Although as of March 31, 2014, there were 1,426,811 shares of our common stock available for issuance under our Third Amended and Restated 2006 Employee Restricted Stock Plan, or 2006 Plan, no shares of restricted stock could be issued under our 2006 Plan or our Third Amended and Restated 2006 Non-Employee Director Restricted Stock Plan, because the10% threshold set forth in the SEC's order had been reached due to shares we repurchased under our stock repurchase program.
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
We do not report the unused portions of these commitments on our Consolidated Balance Sheets. As of March 31, 2014, we had $13.5 million of outstanding unused loan commitments. We believe that our operations, monetizations, revolving credit facility and unrestricted cash will provide sufficient liquidity to fund, as necessary, requests to draw on these unfunded commitments. We estimate that the fair value of these commitments was $0.1 million based on the fees that we currently charge to enter into similar arrangements, taking into account the creditworthiness of the counterparties. From time to time, we provide guarantees or standby letters of credit on behalf of our portfolio companies. As of March 31, 2014, we had no outstanding guarantees or standby letters of credit.
CONTRACTUAL OBLIGATIONS
The following table shows our contractual obligations as of March 31, 2014:

(in thousands)	Payments Due by Period
Contractual Obligations(a)	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Borrowings
SBIC	150,000	—	—	14,600	135,400
Interest payments on borrowings(b)	43,716	6,503	13,006	12,922	11,285
Operating leases	838	325	513	—	—
Severance obligations(c)	2,310	1,135	1,175	—	—
Total contractual obligations	$196,864	$7,963	$14,694	$27,522	$146,685
_______________

(a)	Excludes the unused commitments to extend credit to our customers of $13.5 million as discussed above.

(b)	Interest payments are based on contractual maturity and the current outstanding principal balance of our borrowings and assume no changes in interest rate benchmarks.

(c)	Represents remaining severance payments and employer taxes that we are obligated to pay stemming from the resignations of our former chief executive officer and chief financial officer.
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
We may not be able to achieve operating results that will allow us to make distributions at a specific level or to increase the amount of these distributions. In addition, we may be limited in our ability to make distributions due to the BDC asset coverage test for borrowings applicable to us as a BDC under the 1940 Act and due to provisions in our credit facilities and SBA regulations. If we do not distribute a certain percentage of our income annually, we will suffer adverse tax consequences, including possible loss of favorable RIC tax treatment. We cannot assure stockholders that they will receive any distributions, or distributions at a particular level. We may make distributions to our stockholders of certain net capital gains. Since December 2001, we have declared aggregate per share distributions of $14.01.

The following table summarizes the distributions that we declared since January 1, 2012:

Date Declared	Record Date	Payable Date	Dividends per Share
April 25, 2014	May 9, 2014	May 30, 2014	$0.070
February 28, 2014	March 14, 2014	March 28, 2014	$0.125
October 25, 2013	November 8, 2013	November 22, 2013	$0.125
July 26, 2013	August 9, 2013	August 30, 2013	$0.125
April 26, 2013	May 10, 2013	May 31, 2013	$0.125
March 1, 2013	March 15, 2013	March 29, 2013	$0.125
October 26, 2012	November 16, 2012	November 30, 2012	$0.125
July 27, 2012	August 17, 2012	August 31, 2012	$0.140
April 27, 2012	June 13, 2012	July 13, 2012	$0.140
February 24, 2012	April 13, 2012	May 15, 2012	$0.170
If we determined the tax attributes of our distributions as of March 31, 2014, 60% would be from ordinary income and 40% would be a return of capital. A return of capital is a return of stockholder investment, rather than a return of earnings or gains derived from our investment activities. While not immediately taxable to the extent of a stockholder's basis in its shares, a stockholder's basis in the investment will be reduced by the nontaxable amount, which will result in additional gain or a lower loss when the shares are sold. However, actual determinations of the tax attributes of our distributions, including determinations of return of capital, are made annually as of the end of our fiscal year based upon our taxable income and distributions paid for the full year. Therefore, a determination as to the tax attributes of the distributions made on a quarterly basis may not be representative of the actual tax attributes for a full year.  We intend to update stockholders quarterly with an estimated percentage of our distributions that resulted from taxable ordinary income.  The actual tax characteristics of distributions to stockholders will be reported to stockholders annually on a Form 1099-DIV. Future distributions will take into account the requirements for us to distribute the majority of our taxable income to fulfill our distribution requirements as a RIC, together with an assessment of our gains and losses recognized or to be recognized for tax purposes, portfolio transactional events, liquidity, cash earnings and our asset coverage ratio at the time of such decision.
CRITICAL ACCOUNTING POLICIES
These Condensed Consolidated Financial Statements are based on the selection and application of critical accounting policies, which require management to make significant estimates and assumptions. The following section describes our accounting policies associated with the valuation of our portfolio of investments. For a full discussion of our other critical accounting policies and estimates, see Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2013.
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
Generally, we value securities that are traded in the over-the-counter market or on a stock exchange at the average of the prevailing bid and ask prices on the date of the relevant period end. When such market prices are not available, we use several valuation methodologies to estimate the fair value of our investment portfolio, which generally results in a range of fair values from which we derive a single estimate of fair value. To determine a portfolio company’s fair value, we analyze its historical and projected financial results, as well as key market value factors. In determining a security's fair value, we assume we would exchange it in an orderly transaction at the measurement date. We use the following methods to determine the fair value of investments in our portfolio that are not traded actively:

•
Majority-Owned Control Investments—Majority-owned control investments comprise 11.5% of our investment portfolio at fair value. Market quotations are not readily available for these investments; therefore, we use a combination of market and income approaches to determine their fair value. Typically, private companies are bought and sold based on multiples of earnings before interest, taxes, depreciation and amortization, or EBITDA, cash flows, net income, revenues or, in limited cases, book value. Generally, we apply multiples that we observe for other comparable companies to relevant financial data for the portfolio company in question. Also, in a limited number of cases, we use income approaches to determine the fair value of these securities, based on our projections of the discounted future free cash flows that the portfolio company will likely generate, as well as industry derived capital costs. Our valuation approaches for majority-owned investments estimate the value upon a hypothetical sale or exit and then allocates such value to the investment's securities in order of their relative liquidation preference. In addition, we assume that any outstanding debt or other securities that are senior to our securities are required to be repaid at par. These valuation approaches also consider the value of our ability to control the portfolio company’s capital structure and the timing of a potential exit.

•
Non-Control Investments—Non-control investments comprise 88.5% of our investment portfolio at fair value. Quoted prices are not available for 95.9% of our non-control investments at fair value. For our non-control equity investments, we use the same market and income approaches used to value our control investments. For non-control debt investments for which no quoted prices are available, we estimate fair value using a market-yield approach based on the expected future cash flows discounted at the loans’ effective interest rates, based on our estimate of current market rates. We may adjust discounted cash flow calculations to reflect other market conditions or the perceived credit risk of the borrower. In the event the fair value of a non-control debt investment, as determined by the same market or income approach used to value our control investments, is below our cost, we estimate the fair value using the market or income approach.

•
Thinly-Traded and Over-the-Counter Securities—Generally, we value securities that are traded in the over-the-counter market or on a stock exchange at the average of the prevailing bid and ask prices on the date of the relevant period end. However, we may apply a discount to the market value of restricted or thinly-traded public securities to reflect the impact that these restrictions have on the value of these securities. We review factors, including the trading volume, total securities outstanding and our percentage ownership of securities to determine whether the trading levels are active (Level 1) or inactive (Level 2). As of March 31, 2014, these securities represented 3.6% of our investment portfolio at fair value. We utilize independent pricing services to arrive at certain of our fair value estimates. The majority of our level 2 investments are senior debt investments that are secured and collateralized. To corroborate “bid/ask” quotes from independent pricing services we perform a market-yield approach to validate prices obtained or obtain other evidence.

Our valuation analyses incorporate the impact that key events could have on the securities’ values, including public and private mergers and acquisitions, purchase transactions, public offerings, letters of intent and subsequent debt or equity sales. Our valuation analyses also include key external data, such as market changes and industry valuation benchmarks. We also engage independent valuation firms to provide additional data points for our quarterly valuation analyses. Our general practice is to obtain an independent valuation or review of valuation at least once per year for each portfolio investment that had a fair value in excess of $5.0 million, unless the fair value has otherwise been derived through a sale of some or all of our investment in the portfolio company or is a new investment made within the last twelve months. In total, as of March 31, 2014, we either obtained a valuation or review from an independent firm, considered new investments made or used market quotes in the preceding twelve month period to calculate 99.2% of the fair value of our investment portfolio.
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
The following table summarizes the significant unobservable inputs in the fair value measurements of our level 3 investments by category of investment and valuation technique as of March 31, 2014.

($ in thousands)	Fair Value	Valuation Techniques	Unobservable Inputs	Range		Weighted Average
				Minimum	Maximum
Senior debt	$164,816	Discounted cash flow	Market interest rate	7.2%	11.7%	8.6%
		Pending transactions/Letters of intent	Discount	—%	—%	—%
		Market comparable companies	EBITDA multiple(a)	5.0x	6.0x	5.4%
Subordinated debt	132,888	Discounted cash flow	Market interest rate	7.7%	14.5%	12.6%
		Pending transactions/Letters of intent	Discount	—	—	—
		Market comparable companies	EBITDA multiple(a)	6.0x	6.0x	6.0x
Preferred and common equity	16,775	Market comparable companies	EBITDA multiple(a)	4.4x	10.0x	7.0x
			Discount for minority interest	—%	25.0%	4.5%
		Residual assets	Discount rate	100.0%	100.0%	100.0%
	$314,479
______________

(a)	EBITDA may include proforma adjustments and/or other addbacks based on specific circumstances related to each investment.
RECENT ACCOUNTING PRONOUNCEMENT
In June 2013, the Financial Accounting Standards Board, issued Accounting Standards Update No. 2013-08, Financial Services—Investment Companies (Topic 946): Amendments to the Scope, Measurement, and Disclosure Requirements, or ASU 2013-08. This update changes the approach to the assessment of whether a company is an investment company, clarifies the characteristics of an investment company, provides comprehensive guidance for the investment company assessment and contains certain disclosure requirements. ASU 2013-08 is effective for interim and annual reporting periods in fiscal years that begin after December 15, 2013. Earlier application is prohibited. We adopted this standard update beginning January 1, 2014. The implementation of this standard update did not have a material impact on our consolidated financial statements.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
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
Interest rate sensitivity refers to the change in earnings that may result from changes in the level of interest rates. Our net interest income is affected by changes in various interest rates, including LIBOR, prime rates and commercial paper rates. As of March 31, 2014, approximately 67.5% of our loan portfolio, at fair value, bore interest at a spread to either the LIBOR or the prime rate, and 32.5% at a fixed interest rate. As of March 31, 2014, approximately 55.9% of our loan portfolio, at fair value, had LIBOR floors between 1.0% and 3.0% on a LIBOR-base index or prime floors between 2.5% and 6.0%. The three-month weighted-average LIBOR interest rate was 0.24% as of March 31, 2014. Thus, the LIBOR floors in these loan investments lessen the impact of such historically low LIBOR rates.
We regularly measure exposure to interest rate risk. We assess interest rate risk and we manage our interest rate exposure on an ongoing basis by comparing our interest rate sensitive assets to our interest rate sensitive liabilities.

Based on this review, we determine whether or not any hedging transactions are necessary to mitigate exposure to changes in interest rates.
The following table shows a comparison of the interest rate base for our interest-bearing cash, outstanding commercial loans, at cost, and our outstanding borrowings as of March 31, 2014 and December 31, 2013:

	March 31, 2014		December 31, 2013
(in thousands)	Interest Bearing Cash and Commercial Loans	Borrowings	Interest Bearing Cash and Commercial Loans	Borrowings
Money market rate	$57,857	$—	$56,685	$—
Prime rate	113	—	—	—
LIBOR
30-day	48,511	—	57,725	—
60-day	—	—	—	—
90-day	176,772	—	194,133	25,172
180-day	984	—	—	—
Fixed rate	110,319	150,000	100,009	150,000
Total	$394,556	$150,000	$408,552	$175,172
Based on our March 31, 2014 balance sheet, the following table shows the impact to net income of hypothetical base rate increases in interest rates, assuming no changes in our investment and borrowing structure. The impact to net income of hypothetical base rate decreases in interest rates is not shown in the following table because as of March 31, 2014, the quarterly average LIBOR was 0.24% and a 100-basis point decrease could not occur:

(dollars in thousands) Basis Point Change	Interest Income	Interest Expense	Net Income
100	$1,007	$—	$1,007
200	2,960	—	2,960
300	5,640	—	5,640
ITEM 4. CONTROLS AND PROCEDURES
DISCLOSURE CONTROLS AND PROCEDURES
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2014. The term “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.
Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the foregoing evaluation of our disclosure controls and procedures as of March 31, 2014, our Chief Executive Officer and our Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

INTERNAL CONTROL OVER FINANCIAL REPORTING
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act), occurred during the fiscal quarter ended March 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS.
From time to time, we are a party to certain legal proceedings incidental to the normal course of our business, including the enforcement of our rights under contracts with our portfolio companies. While we cannot predict the outcome of these legal proceedings with certainty, we do not expect that these proceedings will have a material effect on our financial condition or results of operations. During the quarter ended March 31, 2014, there were no new or material developments in legal proceedings.
ITEM 1A. RISK FACTORS.
Investing in our common stock may be speculative and involves a high degree of risk. In addition to the other information contained in this Quarterly Report on Form 10-Q, including our financial statements, the related notes, schedules and exhibits, you should carefully consider the risk factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013, which could materially affect our business, financial condition and/or operating results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results.
There have been no material changes from the risk factors previously disclosed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2013, which should be read together with the other risk factors and information disclosed elsewhere in this Quarterly Report on Form 10-Q and our other reports filed with the SEC.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
STOCK REPURCHASE PROGRAM
On January 17, 2012, our board of directors authorized a stock repurchase program of up to $35.0 million, which was terminated after we effected repurchases totaling approximately $29.4 million. On October 25, 2013, our board of directors authorized an additional stock repurchase program of up to $25.0 million. On February 28, 2014, our board of directors increased the stock repurchase program to $35.0 million. During the three months ended March 31, 2014, we repurchased 2,759,267 shares of our common stock at a weighted average purchase price of $3.84 per share, which was a 19.0% discount from our December 31, 2013 net asset value per share. On April 25, 2013, our board of directors terminated our existing stock repurchase program effective as of May 2, 2014 and authorized a new stock repurchase program of up to $50.0 million effective as of May 5, 2014. Under the new program, we are authorized to repurchase shares of our common stock in open market transactions, including through block purchases, depending on prevailing market conditions and other factors. The repurchase program may be extended, modified or discontinued at any time for any reason. The program does not obligate us to acquire any specific number of shares, and all repurchases will be made in accordance with SEC Rule 10b-18, which sets certain restrictions on the method, timing, price and volume of stock repurchases.

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
The following table summarizes the shares of common stock that we have purchased during the three months ended March 31, 2014:

Period/Purpose	Total number of shares	Average Price Paid per Share		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 – 31, 2014
Stock repurchase program(a)	40,747	$4.41		40,747	$22,399,008
February 1 – 28, 2014
Stock repurchase program(a)	288,911	$4.41		288,911	$31,125,999
March 1 – 31, 2014
Stock repurchase program(a)	2,429,609	$3.76		2,429,609	$21,989,362
Dividend reinvestment requirements(b)	1,812	$3.85	(c)	n/a	n/a
Restricted stock vesting(d)	4,134	$3.79	(e)	n/a	n/a
Total March 1 – 31, 2014	2,435,555	$3.76		2,429,609	$21,989,362
Total	2,765,213	$3.84		2,759,267	$21,989,362

(a)	On October 25, 2013, our board of directors authorized a stock repurchase program of up to $25.0 million, which was increased on February 28, 2014 to $35.0 million.

(b)	Represents stock purchased on the open market to satisfy dividend reinvestment requests.

(c)	Represents the weighted-average purchase price per share, including commissions, for shares purchased pursuant to the terms of our dividend reinvestment plan.

(d)	Represents shares repurchased from our employees in connection with the net issuance of shares to satisfy employee tax withholding obligations in connection with the vesting of restricted stock.

(e)	Based on the weighted-average closing share prices of our common stock on the dates that the forfeiture restrictions lapsed.
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

MCG Capital Corporation

Date:	April 28, 2014	By:	/s/ KEITH KENNEDY
Keith Kennedy
Chief Executive Officer (Principal Executive Officer)

Date:	April 28, 2014	By:	/s/ BEVERLY JANE ALLEY
Beverly Jane Alley
Interim Chief Financial Officer (Principal Financial and Accounting Officer)