Form 10-Q
period 2014-06-30
MCG CAPITAL CORP
filed 2014-08-07
CIK 1141299

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).    Yes ☐ No ☒
As of August 1, 2014, there were 49,501,096 shares of the registrant’s $0.01 par value Common Stock outstanding.

MCG CAPITAL CORPORATION
FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2014

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
MCG Capital Corporation
Consolidated Balance Sheets

(in thousands, except per share amounts)	June 30, 2014	December 31, 2013
	(unaudited)
Assets
Cash and cash equivalents	$69,379	$91,598
Cash, restricted	131,630	33,895
Cash, securitization accounts	—	13,906
Investments at fair value
Non-affiliate investments (cost of $296,637 and $444,217, respectively)	122,713	268,173
Affiliate investments (cost of $57,459 and $59,470, respectively)	38,437	56,792
Control investments (cost of $59,796 and $62,751, respectively)	34,925	43,908
Total investments (cost of $413,892 and $566,438, respectively)	196,075	368,873
Interest receivable	1,008	2,087
Other assets	2,981	3,634
Total assets	$401,073	$513,993
Liabilities
Borrowings (maturing within one year of $0 and $25,172, respectively)	$150,000	$175,172
Secured financing at fair value (cost of $4,513 and $0, respectively)	4,513	—
Interest payable	2,174	2,345
Other liabilities	4,597	2,522
Total liabilities	161,284	180,039
Commitments and contingencies (Note 11)
Stockholders’ equity
Preferred stock, par value $0.01, authorized 1 share, none issued and outstanding	—	—
Common stock, par value $0.01, authorized 200,000 shares on June 30, 2014 and December 31, 2013, 54,252 issued and outstanding on June 30, 2014 and 70,510 issued and outstanding on December 31, 2013	543	705
Paid-in capital	924,222	980,930
Distributions in excess of earnings	(466,856)	(449,915)
Net unrealized depreciation on investments	(218,120)	(197,766)
Total stockholders’ equity	239,789	333,954
Total liabilities and stockholders’ equity	$401,073	$513,993
Net asset value per common share at end of period	$4.42	$4.74

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

MCG Capital Corporation
Consolidated Statements of Operations
(unaudited)

	Three months ended		Six months ended
	June 30		June 30
(in thousands, except per share amounts)	2014	2013	2014	2013
Revenue
Interest and dividend income
Non-affiliate investments (less than 5% owned)	$6,985	$9,008	$14,723	$18,856
Affiliate investments (5% to 25% owned)	1,076	1,694	1,889	3,321
Control investments (more than 25% owned)	702	1,872	1,406	3,173
Total interest and dividend income	8,763	12,574	18,018	25,350
Advisory fees and other income
Non-affiliate investments (less than 5% owned)	750	316	828	774
Control investments (more than 25% owned)	12	—	25	12
Total advisory fees and other income	762	316	853	786
Total revenue	9,525	12,890	18,871	26,136
Operating expense
Interest expense	1,866	2,305	3,856	4,687
Employee compensation
Salaries and benefits	1,773	1,559	2,861	2,966
Amortization of employee restricted stock awards	1,248	379	1,554	754
Total employee compensation	3,021	1,938	4,415	3,720
General and administrative expense	4,087	1,086	5,726	2,118
Restructuring expense	—	5	—	12
Total operating expense	8,974	5,334	13,997	10,537
Net operating income before net investment (loss) gain and income tax provision	551	7,556	4,874	15,599
Net realized gain (loss) on investments
Non-affiliate investments (less than 5% owned)	(4,346)	(109)	(8,834)	(4,191)
Affiliate investments (5% to 25% owned)	—	2,877	—	2,877
Control investments (more than 25% owned)	114	—	114	51
Total net realized (loss) gain on investments	(4,232)	2,768	(8,720)	(1,263)
Net unrealized (depreciation) appreciation on investments
Non-affiliate investments (less than 5% owned)	(1,127)	(274)	2,120	(5,369)
Affiliate investments (5% to 25% owned)	(834)	(672)	(16,344)	8,435
Control investments (more than 25% owned)	359	(810)	(6,028)	(1,024)
Other fair value adjustments	15	—	(102)	—
Total net unrealized (depreciation) appreciation on investments	(1,587)	(1,756)	(20,354)	2,042
Net investment (loss) gain before income tax provision	(5,819)	1,012	(29,074)	779
Income tax provision (benefit)	—	(6)	4	52
Net (loss) income	$(5,268)	$8,574	$(24,204)	$16,326
Income (loss) per basic and diluted common share	$(0.09)	$0.12	$(0.37)	$0.23
Cash distributions declared per common share	$0.07	$0.125	$0.195	$0.25
Weighted-average common shares outstanding—basic and diluted	61,221	71,217	65,286	71,361

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

MCG Capital Corporation
Consolidated Statements of Changes in Net Assets
(unaudited)

	Six months ended
	June 30
(in thousands, except per share amounts)	2014	2013
Increase (decrease) in net assets from operations
Net operating income before net investment loss and income tax provision	$4,874	$15,599
Net realized loss on investments	(8,720)	(1,263)
Net unrealized (depreciation) appreciation on investments	(20,354)	2,042
Income tax provision	(4)	(52)
Net (loss) income	(24,204)	16,326
Distributions to stockholders
Distributions declared from net operating income	(8,578)	(13,176)
Distributions declared in excess of net operating income	(4,513)	(4,628)
Net decrease in net assets resulting from stockholder distributions	(13,091)	(17,804)
Capital share transactions
Repurchase of common stock	(57,818)	(2,272)
Amortization of restricted stock awards
Employee awards accounted for as employee compensation	1,554	754
Non-employee director awards accounted for as general and administrative expense	28	26
Common stock withheld to pay taxes applicable to the vesting of restricted stock	(634)	(49)
Net decrease in net assets resulting from capital share transactions	(56,870)	(1,541)
Total decrease in net assets	(94,165)	(3,019)
Net assets
Beginning of period	333,954	371,728
End of period	$239,789	$368,709
Net asset value per common share at end of period	$4.42	$5.18
Common shares outstanding at end of period	54,252	71,222

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

MCG Capital Corporation
Consolidated Statements of Cash Flows
(unaudited)

	Six months ended
	June 30
(in thousands)	2014	2013
Cash flows from operating activities
Net (loss) income	$(24,204)	$16,326
Adjustments to reconcile net (loss) income to net cash provided by operating activities
Investments in portfolio companies	(8,008)	(82,160)
Principal collections related to investment repayments or sales	143,788	106,841
Increase in interest receivable, accrued payment-in-kind interest and dividends	9,023	(3,421)
Amortization of restricted stock awards
Employee	1,554	754
Non-employee director	28	26
Decrease in cash—securitization accounts from interest collections	1,399	1,592
Decrease (increase) in restricted cash—escrow accounts	(934)	4,912
Depreciation and amortization	523	660
Decrease in other assets	130	155
Decrease in other liabilities	1,905	(4,371)
Realized loss on investments	8,720	1,263
Net unrealized depreciation (appreciation) on investments	20,354	(2,042)
Net cash provided by operating activities	154,278	40,535
Cash flows from financing activities
Repurchase of common stock	(57,818)	(2,272)
Payments on borrowings	(25,172)	(43,126)
Proceeds from borrowings	4,513	—
Decrease (increase) in cash in restricted and securitization accounts
Securitization accounts for repayment of principal on debt	12,479	(1,360)
Restricted cash	(96,774)	41,863
Payment of financing costs	—	(116)
Distributions paid	(13,091)	(17,804)
Common stock withheld to pay taxes applicable to the vesting of restricted stock	(634)	(49)
Net cash used in financing activities	(176,497)	(22,864)
Net (decrease) increase in cash and cash equivalents	(22,219)	17,671
Cash and cash equivalents
Beginning balance	91,598	73,588
Ending balance	$69,379	$91,259
Supplemental disclosure of cash flow information
Interest paid	$3,522	$4,127
Income taxes paid (received)	—	46
Paid-in-kind interest accrued	2,526	1,430
Paid-in-kind interest collected	10,473	2,026
Dividend income collected	326	459

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

MCG Capital Corporation
Consolidated Schedule of Investments
June 30, 2014 (unaudited)
(dollars in thousands)

			Interest Rate(7)					Fair Value
Portfolio Company	Industry	Investment	Current	PIK	Total	Principal	Cost

Control Investments(4):
GMC Television Broadcasting, LLC(2)	Broadcasting	Senior Debt (Due 12/16)	4.2%	—	4.2%	$10,203	$7,864	$9,117
		Subordinated Debt (Due 12/16)(6)	2.5%	—	2.5%	11,739	6,975	—
		Class B Voting Units (8.0%, 86,700 units)(5)					9,071	—
Jet Plastica Investors, LLC(2)	Plastic Products	Senior Debt A (Due 3/15)(1)(6)	2.2%	7.0%	9.2%	5,515	3,897	—
RadioPharmacy Investors, LLC(2)	Healthcare	Senior Debt (Due 12/16)	7.5%	—	7.5%	7,620	7,620	7,620
		Subordinated Debt (Due 12/16)	12.0%	3.0%	15.0%	11,009	11,005	11,005
		Preferred LLC Interest (19.7%, 70,000 units)(5)					13,364	7,183
Total control investments (represents 17.8% of total investments at fair value)							59,796	34,925
Affiliate Investments(3):
C7 Data Centers, Inc.	Business Services	Senior Debt (Due 9/17)(1)	11.5%	—	11.5%	16,850	16,631	16,631
		Series B Preferred Stock (7,142,857 shares)(5)					2,000	3,275
Education Management, Inc.(11)	Education	Senior Debt (Due 12/15)(6)	6.0%	5.7%	11.7%	20,598	19,189	3,379
		Series C Preferred Stock (9.0%, 16,910 shares)(5)					5,000	—
IDOC, LLC	Healthcare	Senior Debt (Due 8/17)(1)	9.8%	—	9.8%	13,832	13,640	13,640
		Limited Partner Interests(1)(2)(5)					999	1,512
Total affiliate investments (represents 19.6% of total investments at fair value)							57,459	38,437
Non-Affiliate Investments (less than 5% owned):
Accurate Group Holdings, Inc.(2)	Business Services	Subordinated Unsecured Debt (Due 8/18)(1)	12.5%	—	12.5%	10,000	9,841	9,841
		Series A Preferred Stock (974,805 shares)(5)					2,000	1,167
Advanced Sleep Concepts, Inc.(2)(10)	Home Furnishings	Senior Debt (Due 8/14 to 12/15)(6)	10.3%	—	10.3%	7,309	6,907	4,513
		Subordinated Debt (Due 12/15)(6)	12.0%	3.0%	15.0%	3,828	3,352	—
Broadview Networks Holdings, Inc.(9)	Communications	Common Stock (132,779 shares)(5)					159,579	252
		Series A-1 Warrant to purchase Common Stock (expire 11/20)(5)					—	—
		Series A-2 Warrant to purchase Common Stock (expire 11/20)(5)					—	—
Community Investors, Inc.	Business Services	Senior Debt (Due 5/18)(1)	9.8%	—	9.8%	13,792	13,568	13,568
		Preferred Stock (10.0%, 271,169 shares)(1)					303	303
		Series A-1 Preferred Stock (10.0%, 126,928 shares)(1)					306	306
		Common Stock (2,564 shares)(1)(5)					3	119
Golden Knight II CLO, Ltd.(8)	Diversified Financial Services	Income Notes (Due 4/19)					2,208	3,394
Hammond's Candies Since 1920 II, LLC	Manufacturing	Subordinated Debt (Due 9/18)(1)	10.0%	3.0%	13.0%	9,472	9,328	9,328
Huron Inc.	Manufacturing	Subordinated Unsecured Debt (Due 8/18)(1)	10.0%	4.0%	14.0%	13,187	12,980	12,980
Industrial Safety Technologies, LLC	Manufacturing	Subordinated Debt (Due 6/19)	9.5%	2.0%	11.5%	10,136	9,999	9,999
Intrafusion Holding Corp.	Healthcare	Subordinated Debt (Due 6/18)(1)	11.7%	—	11.7%	11,500	11,310	11,310
Legacy Cabinets Holdings II, Inc.(12)	Home Furnishings	Class B-1 Common Stock (2,000 shares)(5)					2,185	520
Maverick Healthcare Equity, LLC	Healthcare	Preferred Units (10.0%, 1,250,000 units)(5)					2,021	813
		Class A Common Units (1,250,000 units)(5)					—	—
Miles Media Group, LLC	Business Services	Senior Debt (Due 6/16)(1)	12.5%	—	12.5%	18,462	18,342	18,342
Oceans Acquisition, Inc.	Healthcare	Senior Debt (Due 12/17)(1)	10.8%	—	10.8%	14,964	14,748	13,257

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

MCG Capital Corporation
Consolidated Schedule of Investments
June 30, 2014 (unaudited)
(dollars in thousands)

			Interest Rate(7)					Fair Value
Portfolio Company	Industry	Investment	Current	PIK	Total	Principal	Cost

South Bay Mental Health Center, Inc.	Healthcare	Subordinated Debt (Due 10/17)(1)	12.0%	2.5%	14.5%	11,909	11,748	11,748
Summit Business Media Parent Holding Company LLC	Information Services	Class E Series I Units (636 units)(5)					4,120	544
		Class E Series II Units (276 units)(5)					1,788	59
West World Media, LLC	Information Services	Class A Membership Units (25,000 units)(1)(5)					1	350
Total non-affiliate investments (represents 62.6% of total investments at fair value)							296,637	122,713
Total Investments							$413,892	$196,075

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

MCG Capital Corporation
Consolidated Schedule of Investments
December 31, 2013
(dollars in thousands)

			Interest Rate(7)					Fair Value
Portfolio Company	Industry	Investment	Current	PIK	Total	Principal	Cost

Control Investments(4):
GMC Television Broadcasting, LLC(2)	Broadcasting	Senior Debt (Due 12/16)(1)	4.3%	—	4.3%	$13,329	$10,963	$12,252
		Subordinated Debt (Due 12/16)(6)	2.5%	—	2.5%	11,593	6,975	—
		Class B Voting Units (8.0%, 86,700 units)(5)					9,071	—
Jet Plastica Investors, LLC(2)	Plastic Products	Senior Debt A (Due 3/15)(1)(6)	2.4%	7.5%	9.9%	5,326	3,897	—
RadioPharmacy Investors, LLC(2)	Healthcare	Senior Debt (Due 12/16)(1)	7.5%	—	7.5%	7,640	7,640	7,640
		Subordinated Debt (Due 12/16)(1)	12.0%	3.0%	15.0%	10,845	10,841	10,841
		Preferred LLC Interest (19.7%, 70,000 units)(5)					13,364	13,175
Total control investments (represents 11.9% of total investments at fair value)							62,751	43,908
Affiliate Investments(3):
C7 Data Centers, Inc.	Business Services	Senior Debt (Due 9/17)(1)	9.5%	—	9.5%	17,350	17,092	17,092
		Series B Preferred Stock (7,142,857 shares)(5)					2,000	3,482
Education Management, Inc.	Education	Senior Debt (Due 12/15)(1)	3.0%	8.7%	11.7%	19,723	19,617	19,617
		Series C Preferred Stock (9.0%, 16,910 shares)(5)					5,000	174
IDOC, LLC	Healthcare	Senior Debt (Due 8/17)(1)	9.8%	—	9.8%	15,000	14,762	14,762
		Limited Partner Interests(1)(2)(5)					999	1,665
Total affiliate investments (represents 15.4% of total investments at fair value)							59,470	56,792
Non-Affiliate Investments (less than 5% owned):
Accurate Group Holdings, Inc.(2)	Business Services	Subordinated Unsecured Debt (Due 8/18)(1)	12.5%	—	12.5%	10,000	9,827	9,827
		Series A Preferred Stock (974,805 shares)(5)					2,000	1,731
Advanced Sleep Concepts, Inc.(2)	Home Furnishings	Senior Debt (Due 1/14 to 8/14)(1)(6)	10.3%	—	10.3%	7,409	7,204	4,493
		Subordinated Debt (Due 1/14)(6)	—%	10.0%	10.0%	3,771	3,352	—
Broadview Networks Holdings, Inc.(9)	Communications	Common Stock (132,779 shares)(5)					159,579	761
		Series A-1 Warrant to purchase Common Stock (expire 11/20)(5)					—	—
		Series A-2 Warrant to purchase Common Stock (expire 11/20)(5)					—	—
Community Investors, Inc.	Business Services	Senior Debt (Due 5/18)(1)	9.8%	—	9.8%	12,300	12,079	12,079
		Preferred Stock (10.0%, 297,436 shares)(1)					317	317
		Common Stock (2,564 shares)(1)(5)					3	124
Cruz Bay Publishing, Inc.	Publishing	Subordinated Debt (Due 3/15)(1)	5.0%	7.3%	12.3%	21,521	21,483	21,483
Dorsey School of Business Holdings, Inc.	Education	Senior Debt (Due 6/18)(1)	9.5%	—	9.5%	10,000	9,867	9,867
G&L Investment Holdings, LLC(2)	Insurance	Subordinated Debt (Due 5/14)(1)	11.2%	4.3%	15.5%	19,484	19,423	19,423
		Series A Preferred Shares (14.0%, 5,000,000 shares)(5)					8,191	4,196
		Class C Shares (621,907 shares)(5)					529	—
Golden Knight II CLO, Ltd.(8)	Diversified Financial Services	Income Notes (Due 4/19)					2,491	3,298
Hammond's Candies Since 1920 II, LLC	Manufacturing	Subordinated Debt (Due 9/18)(1)	10.0%	4.0%	14.0%	9,379	9,221	9,221
Huron Inc.	Manufacturing	Subordinated Unsecured Debt (Due 8/18)(1)	10.0%	4.0%	14.0%	13,187	12,958	12,958
Industrial Safety Technologies, LLC	Manufacturing	Subordinated Debt (Due 6/19)	9.7%	2.0%	11.7%	10,035	9,888	9,888
Intrafusion Holding Corp.	Healthcare	Subordinated Debt (Due 6/18)(1)	11.9%	—	11.9%	11,500	11,290	11,290
Legacy Cabinets Holdings II, Inc.	Home Furnishings	Class B-1 Common Stock (2,000 shares)(5)					2,185	237
Mailsouth, Inc.	Publishing	Senior Debt (Due 12/16)(1)	6.8%	—	6.8%	3,921	3,888	3,830

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

MCG Capital Corporation
Consolidated Schedule of Investments
December 31, 2013
(dollars in thousands)

			Interest Rate(7)					Fair Value
Portfolio Company	Industry	Investment	Current	PIK	Total	Principal	Cost

Maverick Healthcare Equity, LLC	Healthcare	Preferred Units (10.0%, 1,250,000 units)(5)					2,021	1,474
		Class A Common Units (1,250,000 units)(5)					—	—
Midwest Technical Institute, Inc.	Education	Senior Debt (Due 10/17)(1)	9.5%	—	9.5%	13,813	13,575	13,670
Miles Media Group, LLC	Business Services	Senior Debt (Due 6/16)(1)	12.5%	—	12.5%	19,063	18,913	18,913
Oceans Acquisition, Inc.	Healthcare	Senior Debt (Due 12/17)(1)	10.8%	—	10.8%	12,710	12,460	12,460
Rita’s Water Ice Franchise Company, LLC	Restaurants	Senior Debt (Due 11/16)(1)	14.0%	—	14.0%	9,375	9,320	9,320
SC Academy Holdings, Inc.	Education	Subordinated Debt (Due 7/16)(1)	—%	14.0%	14.0%	14,641	14,577	14,577
South Bay Mental Health Center, Inc.	Healthcare	Subordinated Debt (Due 10/17)(1)	12.0%	2.5%	14.5%	11,761	11,581	11,614
Summit Business Media Parent Holding Company LLC	Information Services	Class E Series I Units (636 units)(1)(5)					4,120	563
		Class E Series II Units (276 units)(1)(5)					1,788	67
TCFI CP LLC	Manufacturing	Subordinated Unsecured Debt (Due 4/19)(1)	10.0%	3.0%	13.0%	20,010	19,667	19,667
Ted's Café Escondido Holdings, Inc.	Restaurants	Senior Debt (Due 12/18)(1)	9.5%	—	9.5%	14,000	13,691	13,691
The e-Media Club I, LLC	Investment Fund	LLC Interest (74 units)(5)					88	11
Visant Corporation	Consumer Products	Senior Debt (Due 12/16)(1)	5.3%	—	5.3%	4,711	4,711	4,657
West World Media, LLC	Information Services	Senior Debt (Due 9/15)(1)	11.0%	3.0%	14.0%	11,467	11,105	11,182
		Class A Membership Units (25,000 units)(1)(5)					1	362
		Warrant to purchase Class A Membership Units (expire 9/15)(1)(5)					324	379
Xpressdocs Holdings, Inc.	Business Services	Series A Preferred Stock (161,870 shares)(5)					500	543
Total non-affiliate investments (represents 72.7% of total investments at fair value)							444,217	268,173
Total Investments							$566,438	$368,873

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

(8)
Investment is not a qualifying asset under section 55(a) of the Investment Company Act of 1940, as amended. Qualifying assets must represent at least 70% of total assets at the time of acquisition of any additional non-qualifying assets.

(9)
Broadview Networks Holdings, Inc.’s financial statements are currently publicly available and may be accessed on-line using either the Company’s website (www.broadviewnet.com) or using the EDGAR System available on the SEC’s website (www.sec.gov)

(10)
In June 2014, we monetized substantially all of our investment in Advanced Sleep Concepts, Inc., or Advanced Sleep, through the sale of a 95% participation interest in our senior and subordinated loans. Under the terms of the sale, the purchaser will receive 100% of the payments related to the loan, including interest and principal, until the total payments received exceeds the purchase price plus any additional advances funded by the purchaser to Advanced Sleep and certain expenses incurred by the purchaser. Thereafter, the purchaser will receive 95% and we will receive 5% of any payments received from Advanced Sleep. Under the terms of the sale, the purchaser will have no recourse to us for any payments.

We follow the guidance in Accounting Standard Codification Topic 860—Transfers and Servicing, or ASC 860, when accounting for loan participations and other partial loan sales. Such guidance requires a participation or other partial loan sale to meet the definition of a “participating interest,” as defined in the guidance, in order for sale treatment to be allowed. Due to the non-pro-rata allocation of payments, the sale of the interest in Advanced Sleep's loans does not meet the definition of a participating interest under ASC 860 and the loans remain on our Consolidated Balance Sheets and the proceeds from the sale are recorded as a secured financing until all the criteria for sale accounting are met.

(11)	On June 30, 2014, we entered into a binding trade agreement to sell the senior debt and preferred stock of Education Management, Inc., which settled in July 2014.

(12)	In July 2014, we sold our investment in the class B-1 common stock of Legacy Cabinets Holdings II, Inc.

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
The accompanying financial statements reflect the consolidated accounts of MCG and the following subsidiaries: Solutions Capital; Solutions Capital G.P., LLC; and MCG’s former special-purpose financing subsidiary, MCG Finance VII, LLC.
Basis of Presentation and Use of Estimates
These unaudited financial statements and the accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America and conform to Regulation S-X under the Securities Exchange Act of 1934, as amended. We believe we have made all necessary adjustments so that the financial statements are presented fairly and that all such adjustments are of a normal recurring nature. We eliminated all significant intercompany balances. In accordance with Article 6 of Regulation S-X of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, we do not consolidate portfolio company investments, including those in which we have a controlling interest. Further, in connection with the preparation of these Condensed Consolidated Financial Statements, we have evaluated subsequent events that occurred after the balance sheet date as of June 30, 2014 through the date these financial statements were issued.
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
Recent Accounting Pronouncement
In June 2013, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update No. 2013-08, Financial Services—Investment Companies (Topic 946): Amendments to the Scope, Measurement, and Disclosure Requirements, or ASU 2013-08. This update changes the approach to the assessment of whether a company is an investment company, clarifies the characteristics of an investment company, provides comprehensive guidance for the investment company assessment and contains certain disclosure requirements. ASU 2013-08 is effective for interim and annual reporting periods in fiscal years that began after December 15, 2013. Earlier application is prohibited. We adopted this standard update beginning January 1, 2014. The implementation of this standard update did not have a material impact on our consolidated financial statements.
In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606), or ASU 2014-09. This update supersedes the revenue recognition requirements in Accounting Standards Update No. 2011-230: Revenue Recognition (Topic 605), and most industry-specific guidance throughout the industry topics of the codification. The core principal of the update is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to exchange for those goods or services. In applying the revenue model to contracts within its scope, an entity should identify the contract(s) with a customer, identify the performance obligations in the contract, determine the transaction price, allocate the transaction price to the performance obligations in the contract, and recognize revenue when (or as) the entity satisfies a performance obligation. ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. We are currently evaluating the potential impact the adoption of this update will have on our consolidated financial statements.
NOTE 2—INVESTMENT PORTFOLIO
The following table summarizes the composition of our investment portfolio at cost and fair value:

	COST BASIS				FAIR VALUE BASIS
	June 30, 2014		December 31, 2013		June 30, 2014		December 31, 2013
(dollars in thousands)	Investments at Cost	% of Total Portfolio	Investments at Cost	% of Total Portfolio	Investments at Fair Value	% of Total Portfolio	Investments at Fair Value	% of Total Portfolio
Debt Investments
Senior secured debt	$122,406	29.5%	$190,783	33.7%	$100,068	51.1%	$185,524	50.3%
Subordinated debt
Secured	63,717	15.4	118,632	20.9	53,389	27.2	108,338	29.4
Unsecured	22,821	5.5	42,452	7.5	22,821	11.6	42,452	11.5
Total debt investments	208,944	50.4	351,867	62.1	176,278	89.9	336,314	91.2
Equity investments
Preferred	36,274	8.8	44,956	8.0	16,441	8.4	28,390	7.7
Common/common equivalents	168,674	40.8	169,615	29.9	3,356	1.7	4,169	1.1
Total equity investments	204,948	49.6	214,571	37.9	19,797	10.1	32,559	8.8
Total investments	$413,892	100.0%	$566,438	100.0%	$196,075	100.0%	$368,873	100.0%
Our debt instruments bear contractual interest rates ranging from 2.5% to 15.0%, a portion of which may be in the form of paid-in-kind interest, or PIK. As of June 30, 2014, approximately 63.1% of the fair value of our loan portfolio had variable interest rates, based on a London Interbank Offer Rate, or LIBOR, benchmark or the prime rate, and 36.9% of the fair value of our loan portfolio had fixed interest rates. As of June 30, 2014, approximately 57.9% of our loan portfolio, at fair value, had LIBOR floors between 1.3% and 3.0% on a LIBOR-based index or prime floors between

2.8% and 6.0%. At origination, our loans generally have four- to six-year stated maturities. Borrowers typically pay an origination fee based on a percent of the total commitment and a fee on undrawn commitments.
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
The following table summarizes the cost and fair value of loans more than 90 days past due and loans on non-accrual status.

	COST BASIS				FAIR VALUE BASIS
	June 30, 2014		December 31, 2013		June 30, 2014		December 31, 2013
(dollars in thousands)	Investments at Cost	% of Loan Portfolio	Investments at Cost	% of Loan Portfolio	Investments at Fair Value	% of Loan Portfolio	Investments at Fair Value	% of Loan Portfolio
Loans greater than 90 days past due
On non-accrual status	$14,156	6.78%	$3,897	1.11%	$4,513	2.54%	$—	—%
Not on non-accrual status	—	—	—	—	—	—	—	—
Total loans greater than 90 days past due	$14,156	6.78%	$3,897	1.11%	$4,513	2.54%	$—	—%
Loans on non-accrual status
0 to 90 days past due	$26,164	12.52%	$17,531	4.98%	$3,379	1.90%	$4,493	1.34%
Greater than 90 days past due	14,156	6.78	3,897	1.11	4,513	2.54	—	—
Total loans on non-accrual status	$40,320	19.30%	$21,428	6.09%	$7,892	4.44%	$4,493	1.34%
The following table summarizes our investment portfolio by industry at fair value:

	June 30, 2014		December 31, 2013
(dollars in thousands)	Investments at Fair Value	Percent of Total Portfolio	Investments at Fair Value	Percent of Total Portfolio
Healthcare	$78,087	39.8%	$84,922	23.0%
Business services	63,554	32.4	64,108	17.4
Manufacturing	32,306	16.5	51,735	14.0
Broadcasting	9,117	4.6	12,252	3.3
Home furnishings	5,033	2.6	4,730	1.3
Diversified financial services	3,394	1.7	3,298	0.9
Education	3,379	1.7	57,905	15.7
Publishing	—	—	25,312	6.9
Insurance	—	—	23,620	6.4
Restaurants	—	—	23,010	6.2
Consumer products	—	—	4,657	1.3
Other(a)	1,205	0.7	13,324	3.6
Total	$196,075	100.0%	$368,873	100.0%
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

(in thousands)	Six months ended
	June 30, 2014
Company	Originations	Draws/ Advances	PIK Advances/ Dividends	Total
Debt
Oceans Acquisition, Inc.	$—	$3,250	$—	$3,250
Community Investors, Inc.	—	1,667	—	1,667
Other (< $1 million)	—	1,400	2,526	3,926
Total debt	—	6,317	2,526	8,843
Equity
Other (< $1 million)	—	298	225	523
Total Equity	—	298	225	523
Total originations and advances	$—	$6,615	$2,751	$9,366
As of June 30, 2014, we have commitments to invest an additional $5.0 million to our portfolio companies. See Note 11—Commitments and Contingencies.
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

Assets Measured at Fair Value on a Recurring Basis
The following table presents the assets that we report at fair value on our Consolidated Balance Sheets by fair value hierarchy:

	June 30, 2014
(in thousands)	Internal Models with Significant		Total Fair Value Reported in Consolidated Balance Sheet
	Observable Market Parameters (Level 2)	Unobservable Market Parameters (Level 3)
Non-affiliate investments
Senior secured debt	$—	$49,681	$49,681
Subordinated secured debt	—	42,384	42,384
Unsecured subordinated debt	—	22,821	22,821
Preferred equity	3,394	2,589	5,983
Common/common equivalents	252	1,592	1,844
Total non-affiliate investments	3,646	119,067	122,713
Affiliate investments
Senior secured debt	—	33,650	33,650
Subordinated secured debt	—	—	—
Preferred equity	—	3,275	3,275
Common/common equivalents	—	1,512	1,512
Total affiliate investments	—	38,437	38,437
Control investments
Senior secured debt	—	16,737	16,737
Subordinated secured debt	—	11,005	11,005
Preferred equity	—	7,183	7,183
Total control investments	—	34,925	34,925
Total assets at fair value	$3,646	$192,429	$196,075
As of June 30, 2014, we had no investments that had quoted market prices in active markets which we would categorize as Level 1 investments under ASC 820. Cash and cash equivalents are carried at cost which approximates fair value and are Level 1 assets. Interest receivable is carried at cost which approximates fair value.
Valuation Methodologies and Procedures
As required by the 1940 Act, we classify our investments by level of control. Control investments include both majority-owned control investments and non-majority owned control investments. A majority-owned control investment represents a security in which we own more than 50% of the voting interest of the portfolio company and generally control its board of directors. A non-majority owned control investment represents a security in which we own 25% to 50% of the portfolio company’s voting equity. As of each of June 30, 2014 and December 31, 2013, our portfolio contained zero non-majority control investments. Non-control investments represent both affiliate and non-affiliate securities for which we do not have a controlling interest. Affiliate investments represent securities in which we own 5% to 25% of the portfolio company’s equity. Non-affiliate investments represent securities in which we own less than 5% of the portfolio company’s equity.

•
Majority-Owned Control Investments—Majority-owned control investments comprise 17.8% of our investment portfolio as of June 30, 2014. Market quotations are not readily available for these investments; therefore, we use a combination of market and income approaches to determine their fair value. Typically, private companies are bought and sold based on multiples of earnings before interest, taxes, depreciation and amortization, or EBITDA, cash flows, net income, revenues or, in limited cases, book value. Generally, we apply multiples that we observe for other comparable companies to relevant financial data for the portfolio company in question. Also, in a limited number of cases, we use income approaches to determine fair value, based on our projections of the discounted future free cash flows that the portfolio company will likely generate, as well as industry derived capital costs. Our valuation approaches for majority-owned investments estimate the value upon a hypothetical sale or exit and then allocates such value to the investment's securities in order of their relative liquidation preference. In addition, we assume that any outstanding debt or other securities that are senior to our securities are required to be repaid at par. These valuation approaches consider the value of our ability to control the portfolio company’s capital structure and the timing of a potential exit.

•
Non-Control Investments—Non-control investments comprise 82.2% of our investment portfolio as of June 30, 2014. Quoted prices are not available for 97.7% of our non-control investments as of June 30, 2014. For our non-control equity investments, we use the same market and income approaches used to value our control investments. For non-control debt investments for which no quoted prices are available, we estimate fair value using a market-yield approach based on the expected future cash flows discounted at the loans’ effective interest rates, based on our estimate of current market rates. We may adjust discounted cash flow calculations to reflect other market conditions or the perceived credit risk of the borrower. In the event the fair value of a non-control debt investment, as determined by the same market or income approach used to value our control investments, is below our cost, we estimate the fair value using the market or income approach.

•
Thinly Traded and Over-the-Counter Securities—Generally, we value securities that are traded in the over-the-counter market or on a stock exchange at the average of the prevailing bid and ask prices on the date of the relevant period end. However, we may apply a discount to the market value of restricted or thinly-traded public securities to reflect the impact that these restrictions have on the value of these securities. We review factors, including the trading volume, total securities outstanding and our percentage ownership of securities to determine whether the trading levels are active (Level 1) or inactive (Level 2). As of June 30, 2014, these securities represented 1.9% of our investment portfolio. We utilize independent pricing services to arrive at certain of our fair value estimates. To corroborate “bid/ask” quotes from independent pricing services we perform a market-yield approach to validate prices obtained or obtain other evidence.

Our valuation analyses incorporate the impact that key events could have on the securities’ values, including public and private mergers and acquisitions, purchase transactions, public offerings, letters of intent and subsequent debt or equity sales. Our valuation analyses also include key external data, such as market changes and industry valuation benchmarks. We also engage independent valuation firms to provide additional data points for our quarterly valuation analyses. Our general practice is to obtain an independent valuation or review of valuation at least once per year for each portfolio investment that had a fair value in excess of $5.0 million, unless the fair value has otherwise been derived through a sale of some or all of our investment in the portfolio company or is a new investment made within the last twelve months. In total, as of June 30, 2014, we either obtained a valuation or review from an independent firm, considered new investments made or used market quotes in the preceding twelve-month period to calculate 98.9% of our investment portfolio, calculated on a fair value basis.
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
Changes in Level 3 Fair Value Measurements
We classify securities in the Level 3 valuation hierarchy based on the significance of the unobservable factors to the overall fair value measurement. Our fair value approach for Level 3 securities primarily uses unobservable inputs, but may also include observable, actively quoted components derived from external sources. Accordingly, the gains and losses in the table below include fair value changes due, in part, to observable factors. Additionally, we transfer investments in and out of Level 1, 2 and 3 securities as of the ending balance sheet date, based on changes in the use of observable and unobservable inputs utilized to perform the valuation for the period. During the three and six months ended June 30, 2014, our investment in Broadview Networks Holdings, Inc. was transferred from level 3 to level 2, because its common stock began trading in an inactive market. During the three and six months ended June 30, 2013, there were no transfers in or out of Level 1, 2 or 3.

The following table provides a reconciliation of fair value changes during the three months ended June 30, 2014 for all investments for which we determine fair value using unobservable (Level 3) factors:

(in thousands)	Fair value measurements using unobservable inputs (Level 3)
	Non-affiliate Investments	Affiliate Investments	Control Investments	Total
Fair value as of March 31, 2014
Senior secured debt	$108,196	$36,769	$19,851	$164,816
Subordinated secured debt	79,205	—	10,922	90,127
Unsecured subordinated debt	42,761	—	—	42,761
Preferred equity	2,880	3,275	6,836	12,991
Common/common equivalents equity	2,271	1,513	—	3,784
Total fair value as of March 31, 2014	235,313	41,557	37,609	314,479
Realized/unrealized gain (loss)
Senior secured debt	(1,278)	(833)	13	(2,098)
Subordinated secured debt	(4,037)	—	—	(4,037)
Preferred equity	51	—	347	398
Common/common equivalents equity	202	(1)	—	201
Total realized/unrealized gain (loss)	(5,062)	(834)	360	(5,536)
Issuances
Senior secured debt	2,197	50	17	2,264
Subordinated secured debt	554	—	83	637
Unsecured subordinated debt	607	—	—	607
Preferred equity	201	—	—	201
Total issuances	3,559	50	100	3,709
Settlements
Senior secured debt	(13,942)	(2,336)	(3,144)	(19,422)
Subordinated secured debt	(23,804)	—	—	(23,804)
Unsecured subordinated debt	(20,547)	—	—	(20,547)
Total settlements	(58,293)	(2,336)	(3,144)	(63,773)
Sales
Senior secured debt	(45,492)	—	—	(45,492)
Subordinated secured debt	(9,534)	—	—	(9,534)
Preferred equity	(543)	—	—	(543)
Common/common equivalents equity	(406)	—	—	(406)
Total sales	(55,975)	—	—	(55,975)
Transfers
Common/common equivalents equity	(475)	—	—	(475)
Total transfers	(475)	—	—	(475)
Fair value as of June 30, 2014
Senior secured debt	49,681	33,650	16,737	100,068
Subordinated secured debt	42,384	—	11,005	53,389
Unsecured subordinated debt	22,821	—	—	22,821
Preferred equity	2,589	3,275	7,183	13,047
Common/common equivalents equity	1,592	1,512	—	3,104
Total fair value as of June 30, 2014	$119,067	$38,437	$34,925	$192,429
There were no purchases of level 3 investments during the three months ended June 30, 2014.

The following table provides a reconciliation of fair value changes during the three-month period ended June 30, 2013 for all investments for which we determine fair value using unobservable (Level 3) factors:

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

Unrealized (Depreciation) Appreciation of Level 3 Investments
The following table summarizes the unrealized appreciation (depreciation) that we recognized on those investments for which we determined fair value using unobservable inputs (Level 3) for the three months ended June 30, 2014 and 2013:

	Three months ended June 30, 2014				Three months ended June 30, 2013
(in thousands)	Non-affiliate Investments	Affiliate Investments	Control Investments	Total	Non-affiliate Investments	Affiliate Investments	Control Investments	Total
Change in unrealized appreciation (depreciation)
Senior secured debt	$(1,452)	$(833)	$12	$(2,273)	$57	$62	$6	$125
Subordinated secured debt	—	—	—	—	(46)	5	—	(41)
Preferred equity	9	—	347	356	414	485	(816)	83
Common/common equivalents equity	209	(1)	—	208	(147)	(1,223)	—	(1,370)
Total change in unrealized appreciation (depreciation) on Level 3 investments	$(1,234)	$(834)	$359	$(1,709)	$278	$(671)	$(810)	$(1,203)

The following table provides a reconciliation of fair value changes during the six months ended June 30, 2014 for all investments for which we determine fair value using unobservable (Level 3) factors:

(in thousands)	Fair value measurements using unobservable inputs (Level 3)
	Non-affiliate Investments	Affiliate Investments	Control Investments	Total
Fair value as of December 31, 2013
Senior secured debt	$105,674	$51,471	$19,892	$177,037
Subordinated secured debt	97,497	—	10,841	108,338
Unsecured subordinated debt	42,452	—	—	42,452
Preferred equity	8,261	3,656	13,175	25,092
Common/common equivalents equity	2,504	1,665	—	4,169
Total fair value as of December 31, 2013	256,388	56,792	43,908	357,088
Realized/unrealized gain (loss)
Senior secured debt	(1,172)	(15,809)	(36)	(17,017)
Subordinated secured debt	(4,070)	—	—	(4,070)
Preferred equity	(1,190)	(381)	(5,992)	(7,563)
Common/common equivalents equity	(31)	(153)	—	(184)
Total realized/unrealized gain (loss)	(6,463)	(16,343)	(6,028)	(28,834)
Issuances
Senior secured debt	6,699	570	27	7,296
Subordinated secured debt	1,856	—	164	2,020
Unsecured subordinated debt	916	—	—	916
Preferred equity	321	—	—	321
Total issuances	9,792	570	191	10,553
Settlements
Senior secured debt	(16,028)	(2,582)	(3,146)	(21,756)
Subordinated secured debt	(43,365)	—	—	(43,365)
Unsecured subordinated debt	(20,547)	—	—	(20,547)
Preferred equity	(64)	—	—	(64)
Total settlements	(80,004)	(2,582)	(3,146)	(85,732)
Sales
Senior secured debt	(45,492)	—	—	(45,492)
Subordinated secured debt	(9,534)	—	—	(9,534)
Preferred equity	(4,739)	—	—	(4,739)
Common/common equivalents equity	(406)	—	—	(406)
Total sales	(60,171)	—	—	(60,171)
Transfers
Common/common equivalents equity	(475)	—	—	(475)
Total transfers	(475)	—	—	(475)
Fair value as of June 30, 2014
Senior secured debt	49,681	33,650	16,737	100,068
Subordinated secured debt	42,384	—	11,005	53,389
Unsecured subordinated debt	22,821	—	—	22,821
Preferred equity	2,589	3,275	7,183	13,047
Common/common equivalents equity	1,592	1,512	—	3,104
Total fair value as of June 30, 2014	$119,067	$38,437	$34,925	$192,429
There were no purchases of level 3 investments during the six months ended June 30, 2014.

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

Unrealized (Depreciation) Appreciation of Level 3 Investments
The following table summarizes the unrealized appreciation (depreciation) that we recognized on those investments for which we determined fair value using unobservable inputs (Level 3) for the six months ended June 30, 2014 and 2013:

	Six months ended June 30, 2014				Six months ended June 30, 2013
(in thousands)	Non-affiliate Investments	Affiliate Investments	Control Investments	Total	Non-affiliate Investments	Affiliate Investments	Control Investments	Total
Change in unrealized appreciation (depreciation)
Senior secured debt	$(1,346)	$(15,809)	$(37)	$(17,192)	$1,127	$209	$6	$1,342
Subordinated secured debt	(33)	—	—	(33)	1,932	190	—	2,122
Preferred equity	2,728	(381)	(5,992)	(3,645)	48	1,083	(1,031)	100
Common/common equivalents equity	506	(153)	—	353	1,130	23	—	1,153
Total change in unrealized appreciation (depreciation) on Level 3 investments	$1,855	$(16,343)	$(6,029)	$(20,517)	$4,237	$1,505	$(1,025)	$4,717
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
The following table summarizes the significant unobservable inputs in the fair value measurements of our level 3 investments by category of investment and valuation technique as of June 30, 2014:

($ in thousands)	Fair Value	Valuation Techniques	Unobservable Inputs	Range		Weighted Average
				Minimum	Maximum
Senior debt	$100,068	Discounted cash flow	Market interest rate	8.5%	11.5%	9.3%
		Pending transactions/Letters of intent	Discount	—%	—%	—%
		Market comparable companies	EBITDA multiple(a)	6.0x	6.0x	6.0x
Subordinated debt	76,210	Discounted cash flow	Market interest rate	7.8%	14.0%	12%
		Pending transactions/Letters of intent	Discount	—%	—%	—%
		Market comparable companies	EBITDA multiple(a)	6.0x	6.0x	6.0x
Preferred and common equity	16,151	Market comparable companies	EBITDA multiple(a)	4.4x	10.0x	7.1x
		Pending transactions/Letters of intent	Discount	—%	—%	—%
			Discount for minority interest	—%	25.0%	3.5%
	$192,429
________________

(a)	EBITDA may include proforma adjustments and/or other addbacks based on specific circumstances related to each investment.

NOTE 4—CONCENTRATIONS OF INVESTMENT RISK
During the three months ended June 30, 2014, we had concentrations in certain industries, including the healthcare, business services, and manufacturing industries. The following table summarizes our fair value and revenue concentrations in each of those industries:

	Investments at fair value				Revenue for the six months ended
	June 30, 2014		December 31, 2013		June 30, 2014		June 30, 2013
(dollars in thousands)	Amount	% of Total Portfolio	Amount	% of Total Portfolio	Amount	% of Total Revenue	Amount	% of Total Revenue
Industry
Healthcare	$78,087	39.8%	$84,922	23.0%	$4,290	22.7%	$6,699	25.6%
Business services	63,554	32.4	64,108	17.4	3,701	19.6	3,854	14.7
Manufacturing	32,306	16.5	51,735	14.0	4,327	22.9	2,448	9.4
Total	$173,947	88.7	$200,765	54.4	$12,318	65.2	$13,001	49.7
NOTE 5—BORROWINGS
As of June 30, 2014, we reported $150.0 million of borrowings on our Consolidated Balance Sheets at cost. The following table summarizes our borrowing facilities, the facility amounts and amounts outstanding.

		June 30, 2014		December 31, 2013
(dollars in thousands)	Maturity Date	Total Facility/ Program	Amount Outstanding	Total Facility/ Program	Amount Outstanding
SBIC
2008-10B	September 2018	$2,600	$2,600	$2,600	$2,600
2009-10A	March 2019	12,000	12,000	12,000	12,000
2009-10B	September 2019	13,000	13,000	13,000	13,000
2010-10B	September 2020	27,500	27,500	27,500	27,500
2011-10A	March 2021	53,500	53,500	53,500	53,500
2012-10A	March 2022	41,400	41,400	41,400	41,400
MCG Commercial Loan Trust 2006-1
Series 2006-1 Class D Notes(a)	April 2018	—	—	40,016	25,172
Bank of America Unsecured Revolver(b)
Unsecured Revolving Note	November 2014	—	—	20,000	—
Total borrowings		$150,000	$150,000	$210,016	$175,172
__________

(a)	In January 2014, the Class D Notes were repaid in full.

(b)	In April 2014, we terminated the undrawn Bank of America Unsecured Revolver.
We estimate that the fair value of these borrowings as of June 30, 2014 was approximately $157.6 million, based on a market-yield approach (level 3).
On April 21, 2014, based on our assessment of our excess liquidity, we terminated our undrawn unsecured revolving credit facility with Bank of America, N.A. in the principal amount of $20.0 million, or the Bank of America Unsecured Revolver.
As a BDC, we are not permitted to incur indebtedness or issue senior securities, including preferred stock, unless immediately after such borrowing we have an asset coverage for total borrowings (excluding borrowings by our SBIC facility) of at least 200%. In addition, we may not be permitted to declare any cash dividend or other distribution on our outstanding common shares, or purchase any such shares, unless, at the time of such declaration or purchase, we have an asset coverage ratio of at least 200% after deducting the amount of such dividend, distribution or purchase price. If we are unable to meet this asset coverage requirement, we may not be able to incur additional debt. In October 2008, we received exemptive relief from the SEC which allows us to exclude debt issued by Solutions Capital from the calculation of our consolidated BDC asset coverage ratio. As of June 30, 2014, our ratio of total assets to total borrowings and other senior securities, including secured financing, was 5,413%.

Each of our borrowing facilities has certain financial covenants and non-financial covenants. We were in compliance with the covenants as of June 30, 2014 and December 31, 2013.
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

(in thousands)	June 30, 2014
2014	$—
2015	—
2016	—
2017	—
2018	2,600
Thereafter	147,400
Total	$150,000
SBIC Debentures
In December 2004, we formed a wholly owned subsidiary, Solutions Capital. Solutions Capital has a license from the SBA to operate as an SBIC under the SBIC Act. The license permits Solutions Capital to borrow up to $150.0 million from the SBA, which is the maximum amount of outstanding leverage available to single-license SBIC companies.
To realize the full $150.0 million in borrowings for which we have received approval under the SBIC program, we have funded a total of $75.0 million to Solutions Capital. As of each of June 30, 2014 and December 31, 2013, Solutions Capital had borrowed $150.0 million from the SBA. We are permitted to use these funds to provide debt and equity capital to qualifying small businesses. However, we may not use these borrowings to provide additional financing to certain companies that are currently in our portfolio without SBA approval. In addition, we may not use these funds to provide working capital to MCG, Solutions Capital's parent company.
As of June 30, 2014 and December 31, 2013, we had $114.5 million and $207.0 million, respectively, of investments in Solutions Capital and we had $129.5 million and $32.5 million, respectively, of restricted cash to be used for additional investments by Solutions Capital.
As of June 30, 2014, Solutions Capital had borrowings outstanding as summarized in the following table:

	Amount Outstanding
(dollars in thousands)	June 30, 2014	December 31, 2013	Rate
Tranche
2008-10B	$2,600	$2,600	6.44%	Fixed
2009-10A	12,000	12,000	5.34%	Fixed
2009-10B	13,000	13,000	4.95%	Fixed
2010-10B	27,500	27,500	3.93%	Fixed
2011-10A	53,500	53,500	4.80%	Fixed
2012-10A	41,400	41,400	3.38%	Fixed
Total	$150,000	$150,000	4.33%
In October 2008, we received exemptive relief from the SEC which allows us to exclude debt issued by Solutions Capital from the calculation of our consolidated BDC asset coverage ratio.

Bank of America Unsecured Revolver
In November 2012, we obtained an unsecured revolving credit facility with Bank of America, N.A. in the principal amount of $20.0 million. On April 21, 2014, we terminated our Bank of America Unsecured Revolver.
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
Note 6—SECURED FINANCING
In June 2014, we monetized substantially all of our investment in Advanced Sleep Concepts, Inc., or Advanced Sleep, through the sale of a 95% participation interest in our senior and subordinated loans. Under the terms of the sale, the purchaser will receive 100% of the payments related to the loan, including interest and principal, until the total payments received exceeds the purchase price plus any additional advances funded by the purchaser to Advanced Sleep and certain expenses incurred by the purchaser. Thereafter, the purchaser will receive 95% and we will receive 5% of any payments received from Advanced Sleep. Under the terms of the sale, the purchaser will have no recourse to us for any payments. We will continue to service the Advanced Sleep loans on behalf of the purchaser for which we will receive an annual fee of $23,000.
We follow the guidance in Accounting Standard Codification Topic 860—Transfers and Servicing, or ASC 860, when accounting for loan participations and other partial loan sales. Such guidance requires a participation or other partial loan sale to meet the definition of a “participating interest,” as defined in the guidance, in order for sale treatment to be allowed. Due to the non-pro-rata allocation of payments, the sale of the interest in Advanced Sleep's loans does not meet the definition of a participating interest under ASC 860 and the loans remain on our Consolidated Balance Sheets and the proceeds from the sale are recorded as a secured financing until all the criteria for sale accounting are met. The secured financing is carried at fair value to correspond with the related investments, which are carried at fair value (Level 3).
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
STOCK REPURCHASE PROGRAM
On January 17, 2012, our board of directors authorized a stock repurchase program of up to $35.0 million, which was terminated after we effected repurchases totaling approximately $29.4 million. On October 25, 2013, our board of directors authorized a second stock repurchase program of up to $25.0 million. On February 28, 2014, our board of directors increased the second stock repurchase program to $35.0 million. On April 25, 2014, our board of directors terminated the second stock repurchase program effective as of May 2, 2014 and authorized a new stock repurchase program of up to $50.0 million effective as of May 5, 2014. Under the new program, which was terminated on August 5, 2014, we were authorized to repurchase shares of our common stock in open market transactions, including through block purchases, depending on prevailing market conditions and other factors. The repurchase program could have been extended, modified or discontinued at any time for any reason. The program did not obligate us to acquire any specific number of shares, and all repurchases were made in accordance with SEC Rule 10b-18, which sets certain restrictions on the method, timing, price and volume of stock repurchases. The following table summarizes our stock repurchases for the three and six months ended June 30, 2014.

	Three months ended June 30, 2014	Six months ended June 30, 2014
Dollar amount repurchased (in thousands)	$47,229	$57,818
Shares repurchased	13,313,493	16,072,760
Average price per share	$3.55	$3.60
Discount to quarterly weighted average net asset value per share	18.8%	18.9%
On August 5, 2014, our board of directors terminated our existing stock repurchase program and authorized a new stock repurchase program of up to $50.0 million effective as of August 12, 2014. See Note 14—Subsequent Events.
We requested and received the assurance of the staff of the Division of Investment Management that it would not recommend enforcement action to the SEC under the 1940 Act or Rule 17d-1 thereunder if we engage in a stock repurchase program and agree not to issue additional restricted stock under any compensation plan unless such issuance, together with all restricted stock outstanding under all compensation plans, does not exceed 10% of our outstanding common stock at the time of such issuance less the total number of shares previously issued, in the aggregate, pursuant to all compensatory plans. Although as of June 30, 2014, there were 1,426,811 shares of our common stock available for issuance under our Third Amended and Restated 2006 Employee Restricted Stock Plan, or 2006 Plan, no shares of restricted stock could be issued under our 2006 Plan or our Third Amended and Restated 2006 Non-Employee Director Restricted Stock Plan, or 2006 Non-Employee Plan, because the 10% threshold set forth in the SEC's order had been reached due to shares we repurchased under our stock repurchase program.
DISTRIBUTIONS
The following table summarizes our distributions per share declared since January 1, 2013:

Date Declared	Record Date	Payment Date	Amount
August 5, 2014	August 20, 2014	August 29, 2014	$0.050
April 25, 2014	May 9, 2014	May 30, 2014	$0.070
February 28, 2014	March 14, 2014	March 28, 2014	$0.125
October 25, 2013	November 8, 2013	November 22, 2013	$0.125
July 26, 2013	August 9, 2013	August 30, 2013	$0.125
April 26, 2013	May 10, 2013	May 31, 2013	$0.125
March 1, 2013	March 15, 2013	March 29, 2013	$0.125
NOTE 8—SHARE-BASED COMPENSATION
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
During each of the six months ended June 30, 2014 and 2013, no shares of restricted stock were issued under the 2006 Plan.
During the six months ended June 30, 2014, we recognized $1.6 million of compensation expense related to share-based compensation awards including $1.1 million of compensation costs associated with the retirement of our former chief executive officer and other employee terminations. During the six months ended June 30, 2013, we recognized

$0.8 million of compensation expense related to share-based compensation awards. As of June 30, 2014, all the restricted share awards for which forfeiture provisions had not lapsed carried non-forfeitable dividend rights to the holder of the restricted shares. As of June 30, 2014, we had $0.7 million of unrecognized compensation cost related to restricted common stock awarded to employees. We expect to recognize the remaining costs over the remaining weighted-average requisite service period of 1.65 years.
Non-Employee Director Share-Based Compensation
During June 2006, our stockholders initially approved the 2006 Non-Employee Plan which was subsequently amended and restated. In May 2010, our stockholders approved an amendment to the 2006 Non-Employee Plan that increased the number of shares we may award to non-employee members of our board of directors from 100,000 to 150,000 shares. During the six months ended June 30, 2014, no shares of restricted stock were issued to non-employee directors. Our board of directors has waived the right to an automatic award of 7,500 shares of restricted stock, previously awarded to non-employee directors upon the commencement of each three-year term of board service.  During the six months ended June 30, 2013, we awarded 15,000 shares of restricted common stock to non-employee directors. During each of the six months ended June 30, 2014 and 2013, we recognized less than $0.1 million of compensation costs related to share-based awards to non-employee directors. We include this compensation cost in general and administrative expense on our Consolidated Statements of Operations. As of June 30, 2014, we had $0.1 million of unrecognized compensation cost related to restricted common stock awarded to non-employee directors, which we expect to recognize over the remaining weighted-average requisite service period of 1.5 years.
SUMMARY OF EMPLOYEE AND NON-EMPLOYEE DIRECTOR SHARE-BASED COMPENSATION
The following table summarizes our restricted stock award activity during the six months ended June 30, 2014:

	Shares	Weighted-Average Grant Date Fair Value per Share
Subject to forfeiture provisions as of December 31, 2013	895,740	$4.55
Awarded	—	$—
Forfeiture provision satisfied	(517,165)	$4.58
Forfeited	(1,805)	$6.97
Subject to forfeiture provisions as of June 30, 2014	376,770	$4.50
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
no more than 25% of the value of our assets is invested in the securities, other than U.S. government securities or securities of other RICs, of (i) one issuer, (ii) two or more issuers that are controlled, as determined under applicable Internal Revenue Code rules, by us and are engaged in the same or similar or related trades or businesses or (iii) one or more “qualified publicly traded partnerships.”

If we fail to satisfy the distribution requirement or fail to qualify as a RIC in any taxable year, we would be subject to tax in that year on all of our taxable income at regular corporate rates, regardless of whether we make any distributions to our stockholders. Distributions would not be required, and any distributions made in taxable years beginning on or after January 1, 2014 would be taxable to our stockholders as ordinary dividend income that, subject to certain limitations, may be eligible for the 15% or 20% maximum tax rate (depending on income thresholds) to the extent of our current and accumulated earnings and profits. Subject to certain limitations under the Code, corporate distributees would be eligible for the dividends-received deduction. Distributions in excess of our current and accumulated earnings and profits would be treated first as a return of capital to the extent of the stockholder’s tax basis, and any remaining distributions would be treated as a capital gain.
We use the asset and liability method to account for our Taxable Subsidiaries' income taxes. Using this method, we recognize deferred tax assets and liabilities for the estimated future tax effects attributable to temporary differences between financial reporting and the tax basis of assets and liabilities. In addition, we recognize deferred tax benefits associated with net operating carryforwards that we may use to offset future tax obligations. We measure deferred tax assets and liabilities using the enacted tax rates expected to apply to taxable income in the years in which we expect to recover or settle those temporary differences. During each of the six months ended June 30, 2014 and 2013, we recorded income tax provisions of less than $0.1 million, which were primarily attributable to flow-through taxable income on certain investments held by our subsidiaries.
From December 2001 through June 30, 2014, we declared aggregate per share distributions of $14.08. Each year, we mail statements on Form 1099-DIV to our stockholders that identify whether we made distributions from ordinary income, net capital gains on the sale of securities, each of which are taxable distributions, and/or a return of paid-in-capital surplus, which is a nontaxable distribution. A portion of our distributions may represent a return of capital to our stockholders, to the extent that the total distributions paid in a given year exceed current and accumulated taxable earnings and profits. All or a portion of the distributions that we paid to stockholders during fiscal years 2013, 2012, 2011, 2008, 2006, 2005, 2004 and 2003 represented a return of capital.
We determine the tax attributes of our distributions as of the end of our fiscal year based upon our taxable income for the full year and distributions paid during the full year. Therefore, a determination of tax attributes made on a quarterly basis may not be representative of the actual tax attributes of distributions for a full year. If we determined the tax attributes of our distributions as of June 30, 2014, 66% would be from ordinary income and 34% would be a return of capital. Future distributions will take into account the requirements for us to distribute the majority of our taxable income to fulfill our distribution requirements as a RIC, together with an assessment of our gains and losses recognized or to be recognized for tax purposes, portfolio transactional events, liquidity, cash earnings and our asset coverage ratio at the time of such decision.
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

NOTE 10—EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted income per common share for the three and six months ended June 30, 2014 and 2013:

(dollars in thousands, except per share amounts)	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Numerator for basic and diluted earnings per share
Net (loss) income	$(5,268)	$8,574	$(24,204)	$16,326
Less: Dividends declared—common and restricted shares	(4,402)	(8,902)	(13,091)	(17,804)
Undistributed loss	(9,670)	(328)	(37,295)	(1,478)
Percentage allocated to common shares(a)	100.0%	98.4%	100.0%	98.4%
Undistributed earnings—common shares	(9,670)	(323)	(37,295)	(1,454)
Add: Dividends declared—common shares	4,402	8,760	13,091	17,519
Numerator for common shares outstanding excluding participating shares	(5,268)	8,437	(24,204)	16,065
Numerator for participating unvested shares only	—	137	—	261
Numerator for basic and diluted earnings per share—total	$(5,268)	$8,574	$(24,204)	$16,326
Denominator for basic and diluted weighted-average shares outstanding
Common shares outstanding	61,221	70,095	65,286	70,229
Participating unvested shares	—	1,122	—	1,132
Basic and diluted weighted-average common shares outstanding—total	61,221	71,217	65,286	71,361
Earnings (loss) per share—basic and diluted
Excluding participating unvested shares	$(0.09)	$0.12	$(0.37)	$0.23
Including participating unvested shares	$(0.09)	$0.12	$(0.37)	$0.23

(a) Basic and diluted weighted-average common shares:
Weighted-average common shares outstanding	61,221	70,095	65,286	70,229
Weighted-average restricted shares	—	1,122	—	1,132
Total basic and diluted weighted-average common shares	61,221	71,217	65,286	71,361
Percentage allocated to common shares	100.0%	98.4%	100.0%	98.4%
(b)     For the three and six months ended June 30, 2014, we excluded 510 and 702 weighted-average shares of restricted common stock from the calculation of diluted loss per share because the inclusion of these shares would have had an anti-dilutive impact on the calculation of loss per share.

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
NOTE 11—COMMITMENTS AND CONTINGENCIES
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
We do not report the unused portions of these commitments on our Consolidated Balance Sheets. As of June 30, 2014 and December 31, 2013, we had $5.0 million and $18.1 million, respectively, of outstanding unused loan commitments. We estimate that as of each of June 30, 2014 and December 31, 2013, the fair value of these commitments was less than $0.1 million based on the fees that we currently charge to enter into similar arrangements, taking into account the creditworthiness of the counterparties. As of June 30, 2014 and December 31, 2013, we had no outstanding guarantees or standby letters of credit.
LEASE OBLIGATIONS
The lease on our headquarters in Arlington, Virginia has a term from October 2012 through November 2014 with a base rent of $0.4 million per year. The base rent will not increase during the term of the lease. In February 2014, we entered into a new lease for our headquarters in Arlington, Virginia which has a term from December 2014 through December 2015. We have an option to extend the new lease for one additional one year period, which may be exercised prior to December 31, 2014. The base rent for the new lease is $0.7 million per year with a $0.2 million rent credit. The base rent will not increase during the term of the new lease. As of June 30, 2014, our obligations for the remaining term of the lease is $0.7 million, of which $0.4 million will be payable during the next twelve months.

NOTE 12—FINANCIAL HIGHLIGHTS
The following schedule summarizes our financial highlights for the six months ended June 30, 2014 and 2013:

	Six months ended
(in thousands, except per share amounts)	June 30
	2014	2013
Per share data
Net asset value at beginning of period(a)	$4.74	$5.18
Net (loss) income(b)
Net operating income before net investment (loss) gain and income tax provision	0.07	0.22
Net realized gain (loss) on investments	(0.13)	(0.02)
Net unrealized (depreciation) appreciation on investments	(0.31)	0.03
Income tax provision	—	—
Net (loss) income	(0.37)	0.23
Net decrease in net assets resulting from distributions
Distributions declared from net operating income	(0.13)	(0.19)
Distributions declared in excess of net operating income	(0.07)	(0.06)
Net decrease in net assets resulting from distributions	(0.20)	(0.25)
Net increase in net assets relating to stock-based transactions
Repurchase of common stock(b)	0.20	0.01
Net increase in stockholders’ equity from restricted stock amortization(b)	0.02	0.01
Net increase in stockholders’ equity from other stock transactions(b)	0.03	—
Net increase in net assets relating to stock-based transactions	0.25	0.02
Net asset value at end of period(a)	4.42	5.18
Market price per share
Beginning of period	$4.26	$4.60
End of period	$3.92	$5.21
Total Return(c)	-3.40%	18.70%
Shares of Common Stock Outstanding
Weighted-average—basic and diluted	65,286	71,361
End of period	54,252	71,222
Net assets
Average	$296,338	$369,006
End of period	$239,789	$368,709
Ratios (annualized)
Operating expenses to average net assets	9.52%	5.77%
Net operating income to average net assets	3.32%	8.55%
General and administrative expense to average net assets	3.90%	1.16%
Return on average equity	-16.48%	8.95%
__________________ (a) Based on total number of shares outstanding.
(b) Based on weighted-average number of shares outstanding.
(c) Total return = [(ending market price per share – beginning market price per share + dividends paid per share) / beginning market price per share].
NOTE 13—SIGNIFICANT SUBSIDIARY
We have determined that for the six months ended June 30, 2014, RadioPharmacy Investors, LLC, or RadioPharmacy, is an unconsolidated portfolio company that meets the conditions of a significant subsidiary and therefore, we are presenting summarized financial information of RadioPharmacy as of the most recent periods for which data is available. RadioPharmacy is a private company, which has prepared financial statements in accordance with GAAP but not in accordance with Regulation S-X.

RadioPharmacy is a nuclear compounding pharmacy for regional hospitals and imaging centers. During the six months ended June 30, 2014, we recognized $1.1 million of total revenue from our investment in RadioPharmacy. The following table sets forth summarized balance sheet information for RadioPharmacy as of June 30, 2014 and December 31, 2013.

(in thousands)	June 30, 2014	December 31, 2013
	(unaudited)	(unaudited)
Assets:
Total current assets	$6,431	$6,573
Total non-current assets	19,677	19,409
Total assets	$26,108	$25,982

Liabilities and Stockholders' Equity:
Current liabilities	$3,612	$3,351
Long-term liabilities	19,806	20,411
Preferred stock	1	1
Other stockholders' equity	2,689	2,219
Total liabilities and stockholders' equity	$26,108	$25,982
The following table sets forth summarized income statement information for RadioPharmacy for the six months ended June 30, 2014 and 2013.

	Six months ended June 30,
(in thousands)	2014	2013
	(unaudited)	(unaudited)
Sales	$13,467	$13,443
Gross margin	$8,062	$7,888
Net income (loss)	$470	$36
NOTE 14—SUBSEQUENT EVENTS
STOCK REPURCHASE PROGRAM
From June 30, 2014 through August 5, 2014, we repurchased 5,169,336 shares of our common stock for $20.4 million at a weighted average price of $3.95 per share which was a 10.7% discount from our June 30, 2014 net asset value
On August 5, 2014, our board of directors authorized a stock repurchase program of up to $50.0 million effective as of August 12, 2014 and terminated, effective as of August 5, 2014, the $50.0 million stock repurchase program initially approved on April 25, 2014.
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

Review Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
MCG Capital Corporation
We have reviewed the accompanying consolidated balance sheet of MCG Capital Corporation, including the consolidated schedule of investments, as of June 30, 2014, the related consolidated statements of operations for the three- and six- month periods ended June 30, 2014 and 2013, and the related consolidated statements of changes in net assets, cash flows and financial highlights for the six-month periods ended June 30, 2014 and 2013. These financial statements are the responsibility of MCG Capital Corporation’s management.
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
August 7, 2014

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The information contained in this section should be read in conjunction with the Selected Financial Data and our Condensed Consolidated Financial Statements and notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q.
This Quarterly Report on Form 10-Q, including Management's Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements that involve substantial risks and uncertainties. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates, forecasts, projections, intentions, goals, strategies, plans, prospects and the beliefs and assumptions of our management including, without limitation: our expectations regarding our results of operations, including revenues, net operating income, net investment losses and general and administrative expenses and the factors that may affect such results; our intentions to repurchase shares of our common stock under our stock repurchase program in light of current market conditions; our expectations regarding the full use before expiration of certain financial instruments, including loans, participations in loans, guarantees, letters of credit and other financial commitments; our intention to evaluate repayment of all or a portion of outstanding SBIC debentures; our expectations regarding the acceleration of deferred financing fees in connection with the possible repayment of our SBIC debentures; anticipated accretion to NAV resulting from stock repurchases; the use of our available liquidity to pay dividends to our stockholders and to repurchase our common stock in the open market under our stock repurchase program; the sufficiency of liquidity to meet 2014 operating requirements, as well as new origination opportunities and potential dividend distributions; estimated liquidity for repayment of our borrowing facilities from a number of sources, including cash on-hand, the maturity or monetization of our investment portfolio, other borrowing facilities and equity issuances, and from other borrowing arrangements; our decisions to make dividend distributions after taking into account our distribution requirements as a RIC, together with an assessment of our current and forecasted gains and losses recognized or to be recognized for tax purposes, portfolio transactional events, liquidity, cash earnings and our asset coverage ratio; our use of independent valuation firms to provide additional support for our internal analyses; our expectations regarding the outcome of legal proceedings incidental to our business; general market conditions; the state of the economy and other factors. Forward-looking statements can be identified by terminology such as “anticipate,” “believe,” “could,” “could increase the likelihood,” “hope,” “target,” “project,” “goals,” “potential,” “predict,” “might,” “estimate,” “expect,” “intend,” “is planned,” “may,” “should,” “will,” “will enable,” “would be expected,” “look forward,” “may provide,” “would” or similar terms, variations of such terms or the negative of those terms. These statements are not guarantees of future performance and are subject to risks, uncertainties, and other factors, some of which are beyond our control and difficult to predict. Important factors could cause our actual results to differ materially from those indicated or implied by forward-looking statements. Such factors that could cause or contribute to such differences include those risk factors discussed in Item IA of Part II of this Quarterly Report on Form 10-Q.
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
RECENT DEVELOPMENTS — Q2 2014

•
Strategic Exit of Education Investments - Due to operational and regulatory challenges facing the for-profit education sector and certain of our portfolio companies, we elected to exit our investments in all four of our education portfolio companies, which represented 13% of our total portfolio at March 31, 2014. We exited three of our four education investments in the quarter ended June 30, 2014 and we settled on the sale of Education Management, Inc. in July 2014. This quarter we exited the following three education investments:

◦
SC Academy Holdings, Inc. - We recognized a $4.0 million loss on the sale in the quarter ended June 30, 2014. However, we generated an IRR of approximately 6.4% on the investment, driven by the 14% interest rate that we charged on that investment;

◦	Dorsey School of Business Holdings, Inc. - We sold the loan for par and generated an IRR of approximately 10.8%; and

◦	Midwest Technical Institute, Inc. - We sold the loan for par and generated an IRR of approximately 13.4%.

•
Open-Market Purchases of Our Stock - In the quarter ended June 30, 2014, we repurchased 13,313,493 shares of our common stock at a weighted average purchase price of $3.55 equal to a 19.7% discount to our June 30, 2014 Net Asset Value, or NAV, per share. We acquired these shares in open market transactions. We retire these shares upon settlement, thereby reducing the number of shares issued and outstanding. Under our $50.0 million stock repurchase program that became effective May 5, 2014 and terminated August 5, 2014, we repurchased 12,917,799 shares of our common stock at a weighted average purchase price of $3.66 equal to a 17.3% discount to our June 30, 2014 NAV per share. From January 1, 2014 to August 5, 2014, we repurchased 21,242,096 shares of our common stock at a weighted average purchase price of $3.68 equal to a 16.7% discount to our June 30, 2014 NAV per share.

•	Originations and Advances - We made $2.7 million in advances to existing portfolio companies.

•	Loan Monetizations - We received $127.0 million in loan payoffs and amortization payments. We generated an IRR of approximately 10.2% on the monetization of ten investments this quarter.

•	Equity Monetizations - We received $0.9 million in proceeds from the payoff of our preferred stock in Xpressdocs Holdings, Inc. and from warrants to purchase membership units in West World Media, LLC.

•
Loans on Non-Accrual - No new loans were put on non-accrual in the quarter ended June 30, 2014. Loans on non-accrual were $40.3 million at cost (19.3% of the total loan portfolio) and $7.9 million at fair value (4.4% of the total loan portfolio). In the quarter ended June 30, 2014, we participated substantially all of our economic interest in Advanced Sleep Concepts, Inc. to another lender and we agreed to sell our investment in Education Management, Inc., which settled in July 2014.

•
Operating Costs - Our total operating costs, excluding interest expense, were $7.1 million, or 1.77% of total assets of $401.1 million. We incurred $1.0 million in salaries and benefits tied to qualified investment exits in our SBIC, $1.1 million in amortization of employee restricted stock awards and $2.5 million in general and administrative expense associated with the retirement of our former CEO and other employee terminations and $0.6 million in general and administrative expense related to the Color Star Growers of Colorado, Inc. litigation, all of which we include in total operating costs.

•
Termination of Undrawn Bank of America Unsecured Revolver - On April 21, 2014, based on our assessment of our excess liquidity, we terminated our undrawn unsecured revolving credit facility with Bank of America, N.A. in the principal amount of $20.0 million, or the Bank of America Unsecured Revolver. Interest expense includes $0.1 million associated with the acceleration of deferred financing costs.

OUTLOOK
During the quarter ended June 30, 2014, we took steps to strengthen our balance sheet by selling assets that, in our judgment, did not produce adequate compensation for the assumed risk relative to purchasing our stock in open-market transactions, which we acquired at a 19.7% discount to our NAV per share at June 30, 2014. From January 1, 2012 to August 5, 2014, we repurchased 28,440,881 shares of our common stock at a weighted average purchase price of $3.87 equal to a 12.4% discount to our June 30, 2014 NAV per share. We repurchased 5,169,336 shares in July 2014 at an average price of $3.95 that we anticipate will result in an additional $0.05 per share accretion to our NAV in the third quarter.
For new investments, we continue to evaluate the risk-reward relative to buying our stock, particularly given current market conditions. To that end, on August 5, 2014, our Board of Directors authorized a new stock repurchase program of up to $50.0 million which will commence on August 12, 2014.
We have adequate cash on-hand to retire the $150.0 million in SBIC debt outstanding at June 30, 2014. We intend to evaluate prepaying all or a part of our SBIC debt in September 2014, the next permitted prepayment date. Until scheduled maturity, our SBIC debt may be prepaid without penalty in March and September each year, in part or in full. If we were to prepay our SBIC debt in September, we would accelerate approximately $2.3 million of deferred financing costs in the quarter ended September 30, 2014.
On August 5, 2014, our board of directors declared a $0.05 per share dividend payable on August 29, 2014 to stockholders of record as of August 20, 2014.
ACCESS TO CAPITAL AND LIQUIDITY
At June 30, 2014, we had $69.4 million of cash and cash equivalents available for general corporate purposes, as well as $129.5 million of cash in restricted accounts related to our SBIC that we may use to fund new investments in the SBIC and $2.2 million of restricted cash held in escrow.
At June 30, 2014, $150.0 million of SBA borrowings were outstanding, the maximum available under our current SBIC license. As of June 30, 2014, the cost of debt of our outstanding borrowings was 4.6% including amortization of deferred financing fees.
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
PORTFOLIO COMPOSITION AND INVESTMENT ACTIVITY
As of June 30, 2014, the fair value of our investment portfolio was $196.1 million, which represents a $172.8 million, or 46.8%, decrease from the $368.9 million fair value as of December 31, 2013. The following sections describe the composition of our investment portfolio as of June 30, 2014 and key changes in our portfolio during the six months ended June 30, 2014.

Portfolio Composition
The following table summarizes the composition of our investment portfolio at fair value:

	June 30, 2014		December 31, 2013
(dollars in thousands)	Investments at Fair Value	Percent of Total Portfolio	Investments at Fair Value	Percent of Total Portfolio
Debt investments
Senior secured debt	100,068	51.1%	$185,524	50.3%
Subordinated debt
Secured	53,389	27.2	108,338	29.4
Unsecured	22,821	11.6	42,452	11.5
Total debt investments	176,278	89.9	336,314	91.2
Equity investments
Preferred equity	16,441	8.4	28,390	7.7
Common/common equivalents equity	3,356	1.7	4,169	1.1
Total equity investments	19,797	10.1	32,559	8.8
Total investments	$196,075	100.0%	$368,873	100.0%
Our debt instruments bear contractual interest rates ranging from 2.5% to 15.0%, a portion of which may be in the form of paid-in-kind interest, or PIK. As of June 30, 2014, approximately 63.1% of the fair value of our loan portfolio had variable interest rates, based on either the London Interbank Offer Rate, or LIBOR, or the prime rate, and 36.9% of the fair value of our loan portfolio had fixed interest rates. As of June 30, 2014, approximately 57.9% of our loan portfolio, at fair value, had LIBOR floors between 1.3% and 3.0% on a LIBOR-based index or prime floors between 2.8% and 6.0%. At origination, our loans generally have four- to six-year stated maturities. Borrowers typically pay an origination fee based on a percentage of the total commitment and a fee on undrawn commitments.
The following table summarizes our investment portfolio by industry at fair value:

	June 30, 2014		December 31, 2013
(dollars in thousands)	Investments at Fair Value	Percent of Total Portfolio	Investments at Fair Value	Percent of Total Portfolio
Healthcare	$78,087	39.8%	$84,922	23.0%
Business services	63,554	32.4	64,108	17.4
Manufacturing	32,306	16.5	51,735	14.0
Broadcasting	9,117	4.6	12,252	3.3
Home furnishings	5,033	2.6	4,730	1.3
Diversified financial services	3,394	1.7	3,298	0.9
Education	3,379	1.7	57,905	15.7
Publishing	—	—	25,312	6.9
Insurance	—	—	23,620	6.4
Restaurants	—	—	23,010	6.2
Consumer products	—	—	4,657	1.3
Other(a)	1,205	0.7	13,324	3.6
Total	$196,075	100.0%	$368,873	100.0%
______________________ (a) No individual industry within this category exceeds 1%.
As of June 30, 2014, our ten largest portfolio companies represented approximately 78.4% of the total fair value of our investments. These ten companies accounted for 47.4% of our total revenue during the six months ended June 30, 2014. Due to operational and regulatory challenges facing the for-profit education sector and certain of our portfolio companies, we elected to exit our investments in all four of our education portfolio companies.

During the six months ended June 30, 2014, we had concentrations in certain industries, including the healthcare, business services, and manufacturing industries. The following table summarizes our fair value and revenue concentrations in each of those industries:

	Investments at fair value				Revenue for the three months ended
	June 30, 2014		December 31, 2013		June 30, 2014		June 30, 2013
(dollars in thousands)	Amount	% of Total Portfolio	Amount	% of Total Portfolio	Amount	% of Total Revenue	Amount	% of Total Revenue
Industry
Healthcare	$78,087	39.8%	$84,922	23.0%	$4,290	22.7%	$6,699	25.6%
Business services	63,554	32.4	64,108	17.4	3,701	19.6	3,854	14.7
Manufacturing	32,306	16.5	51,735	14.0	4,327	22.9	2,448	9.4
Total	$173,947	88.7	$200,765	54.4	$12,318	65.2	$13,001	49.7
Changes in Investment Portfolio
The following table summarizes our total portfolio investment activity during the six months ended June 30, 2014 and 2013:

	Six months ended
(in thousands)	June 30
	2014	2013
Beginning investment portfolio	$368,873	$477,724
Originations and advances	9,366	86,791
Gross payments, reductions and sales of securities	(154,587)	(109,326)
Net realized loss	(8,719)	(1,064)
Unrealized depreciation	(24,949)	(656)
Reversals of unrealized depreciation	4,698	2,698
Origination fees and amortization of unearned income	1,393	(140)
Ending investment portfolio	$196,075	$456,027
Originations and Advances
The following table shows our originations and advances during the six months ended June 30, 2014 and 2013 by security type:

	Six months ended June 30,
	2014		2013
(dollars in thousands)	Amount	% of Total	Amount	% of Total
Debt investments
Senior secured debt	$6,451	68.9%	$69,344	79.9%
Subordinated debt
Secured	1,854	19.8	2,145	2.5
Unsecured	538	5.8	13,187	15.2
Total debt investments	8,843	94.5	84,676	97.6
Equity investments
Preferred equity	523	5.5	2,112	2.4
Common/common equivalents equity	—	—	3	—
Total equity investments	523	5.5	2,115	2.4
Total originations and advances	$9,366	100.0%	$86,791	100.0%

The following table shows our significant originations and advances:

(in thousands)	Six months ended
	June 30, 2014
Company	Originations	Draws/ Advances	PIK Advances/ Dividends	Total
Debt
Oceans Acquisition, Inc.	$—	$3,250	$—	$3,250
Community Investors, Inc.	—	1,667	—	1,667
Other (< $1 million)	—	1,400	2,526	3,926
Total debt	—	6,317	2,526	8,843
Equity
Other (< $1 million)	—	298	225	523
Total Equity	—	298	225	523
Total originations and advances	$—	$6,615	$2,751	$9,366
Repayments, Sales and Other Reductions of Investment Portfolio
The following table shows our gross payments, reductions and sales of securities during the six months ended June 30, 2014 and 2013 by security type:

	Six months ended June 30,
	2014		2013
(dollars in thousands)	Amount	% of Total	Amount	% of Total
Debt investments
Senior secured debt	$75,448	48.8%	$97,036	88.8%
Subordinated debt
Secured	52,898	34.2	4,500	4.1
Unsecured	20,547	13.3	—	—
Total debt investments	148,893	96.3	101,536	92.9
Equity investments
Preferred equity	5,288	3.4	4,787	4.4
Common/common equivalents equity	406	0.3	3,003	2.7
Total equity investments	5,694	3.7	7,790	7.1
Total gross payments, reductions and sales of securities	$154,587	100.0%	$109,326	100.0%
During the six months ended June 30, 2014 and 2013, our gross payments, reductions and sales of securities by transaction type included:

	Six months ended June 30,
(in thousands)	2014	2013
Principal repayments, reductions and loan sales	$128,658	$74,468
Sale of equity investments	5,369	7,331
Scheduled principal amortization	9,761	25,042
Collection of accrued paid-in-kind interest and dividends	10,799	2,485
Total gross payments, reductions and sales of securities	$154,587	$109,326

As shown in the following table, during the six months ended June 30, 2014, we monetized 13 portfolio investment with proceeds totaling $143.9 million:

	Six months ended
	June 30, 2014
(in thousands)	Principal Repayments and Proceeds from Loan Sales	Sale or Settlement of Equity Investments	PIK Interest and Dividend Prepayments	Total
Monetizations
TCFI CP LLC	$20,000	$—	$282	$20,282
G&L Investment Holdings, LLC	17,500	4,196	2,060	23,756
Cruz Bay Publishing, Inc.	16,857	—	5,345	22,202
Ted's Café Escondido Holdings, Inc.	14,306	—	—	14,306
Midwest Technical Institute, Inc.	12,251	—	—	12,251
West World Media LLC	10,576	406	919	11,901
Dorsey's School of Business Holdings, Inc.	9,653	—	—	9,653
SC Academy Holdings, Inc.	9,534	—	1,530	11,064
Rita's Water Ice Franchise Company, LLC	9,282	—	—	9,282
Visant Corporation	4,670	—	—	4,670
Mailsouth, Inc.	3,529	—	—	3,529
Other < 1 Million	500	543	—	1,043
Total monetizations	128,658	5,145	10,136	143,939
Other scheduled payments	9,761	224	663	10,648
Total gross payments, sales and other reductions of investment portfolio	$138,419	$5,369	$10,799	$154,587
The proceeds from these monetizations correlated closely with the most recently reported fair value of the associated investments.
Secured Financing
In June 2014, we monetized substantially all of our investment in Advanced Sleep Concepts, Inc., or Advanced Sleep, through the sale of a 95% participation interest in our senior and subordinated loans. Under the terms of the sale, the purchaser will receive 100% of the payments related to the loan, including interest and principal, until the total payments received exceeds the purchase price plus any additional advances funded by the purchaser to Advanced Sleep and certain expenses incurred by the purchaser. Thereafter, the purchaser will receive 95% and we will receive 5% of any payments received from Advanced Sleep. Under the terms of the sale, the purchaser will have no recourse to us for any payments. We will continue to service the Advanced Sleep loans on behalf of the purchaser for which we will receive an annual fee of $23,000.
We follow the guidance in Accounting Standard Codification Topic 860—Transfers and Servicing, or ASC 860, when accounting for loan participations and other partial loan sales. Such guidance requires a participation or other partial loan sale to meet the definition of a “participating interest,” as defined in the guidance, in order for sale treatment to be allowed. Due to the non-pro-rata allocation of payments, the sale of the interest in Advanced Sleep's loans does not meet the definition of a participating interest under ASC 860 and the loans remain on our Consolidated Balance Sheets and the proceeds from the sale are recorded as a secured financing until all the criteria for sale accounting are met. The secured financing is carried at fair value to correspond with the related investments, which are carried at fair value.

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
The following table shows the distribution of our investments on our 1 to 5 investment rating scale at fair value as of June 30, 2014 and December 31, 2013:

(dollars in thousands)	June 30, 2014		December 31, 2013
Investment Rating	Investments at Fair Value	% of Total Portfolio	Investments at Fair Value	% of Total Portfolio
1(a)	$49,704	25.4%	$104,657	28.4%
2	58,758	30.0	137,586	37.3
3	69,182	35.3	94,102	25.5
4	8,351	4.2	25,976	7.0
5	10,080	5.1	6,552	1.8
Total	$196,075	100.0%	$368,873	100.0%
_________________________

(a)	As of June 30, 2014 and December 31, 2013, Investment Rating “1” included $43.8 million and $83.4 million, respectively, of loans to companies in which we also hold equity securities.
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

The following table summarizes the cost and fair value of loans more than 90 days past due and loans on non-accrual status.

	COST BASIS				FAIR VALUE BASIS
	June 30, 2014		December 31, 2013		June 30, 2014		December 31, 2013
(dollars in thousands)	Investments at Cost	% of Loan Portfolio	Investments at Cost	% of Loan Portfolio	Investments at Fair Value	% of Loan Portfolio	Investments at Fair Value	% of Loan Portfolio
Loans greater than 90 days past due
On non-accrual status	$14,156	6.78%	$3,897	1.11%	$4,513	2.54%	$—	—%
Total loans greater than 90 days past due	$14,156	6.78%	$3,897	1.11%	$4,513	2.54%	$—	—%
Loans on non-accrual status
0 to 90 days past due	$26,164	12.52%	$17,531	4.98%	$3,379	1.90%	$4,493	1.34%
Greater than 90 days past due	14,156	6.78	3,897	1.11	4,513	2.54	—	—
Total loans on non-accrual status	$40,320	19.30%	$21,428	6.09%	$7,892	4.44%	$4,493	1.34%
The following table summarizes the changes in the cost and fair value of the loans on non-accrual status from December 31, 2013 through June 30, 2014:

	Six months ended
	June 30, 2014
(In thousands)	Cost	Fair Value
Non-accrual loan balance as of December 31, 2013	$21,428	$4,493
Additional loan on non-accrual status - Education Management, Inc.	19,856	4,879
Change in unrealized gain (loss) on non-accrual loans	—	(516)
Payments received from loans on non-accrual status	(964)	(964)
Total change in non-accrual loans	18,892	3,399
Non-accrual loan balance as of June 30, 2014	$40,320	$7,892

Results of Operations
The following section compares our results of operations for the three months ended June 30, 2014 to the three months ended June 30, 2013.
COMPARISON OF THE THREE MONTHS ENDED JUNE 30, 2014 AND 2013
The following table summarizes the components of our net income for the three months ended June 30, 2014 and 2013:

	Three months ended June 30,		Variance
(dollars in thousands)	2014	2013	$	Percentage
Revenue
Interest and dividend income
Interest income	$7,562	$11,222	$(3,660)	(32.6)%
Dividend income	75	917	(842)	(91.8)
Loan fees	1,126	435	691	158.9
Total interest and dividend income	8,763	12,574	(3,811)	(30.3)
Advisory fees and other income	762	316	446	141.1
Total revenue	9,525	12,890	(3,365)	(26.1)
Operating expenses
Interest expense	1,866	2,305	(439)	(19.0)
Employee compensation
Salaries and benefits	1,773	1,559	214	13.7
Amortization of employee restricted stock	1,248	379	869	229.3
Total employee compensation	3,021	1,938	1,083	55.9
General and administrative expense	4,087	1,086	3,001	276.3
Restructuring expense	—	5	(5)	(100.0)
Total operating expense	8,974	5,334	3,640	68.2
Net operating income before net investment (loss) gain and income tax provision	551	7,556	(7,005)	(92.7)
Net investment (loss) gain before income tax provision	(5,819)	1,012	(6,831)	NM
Income tax provision (benefit)	—	(6)	6	(100.0)
Net (loss) income	$(5,268)	$8,574	$(13,842)	NM
NM=Not Meaningful
TOTAL REVENUE
Total revenue includes interest and dividend income, loan fees, advisory fees and other income. The following sections describe the reasons for the variances in each major component of our revenue during the three months ended June 30, 2014 from the three months ended June 30, 2013.
INTEREST INCOME
The level of interest income that we earn depends upon the level of interest-bearing investments outstanding during the period, as well as the weighted-average yield on these investments. During the three months ended June 30, 2014, the total yield on our average debt portfolio at fair value was 12.4% compared to 12.5% during the three months ended June 30, 2013. The weighted-average yield varies each period because of changes in the composition of our portfolio of debt investments, changes in stated interest rates, fee accelerations of unearned fees on paid-off/restructured loans and the balance of loans on non-accrual status for which we are not accruing interest.

The following table shows the various components of the total yield on our average debt portfolio at fair value for the three months ended June 30, 2014 and 2013:

	Three months ended June 30,
	2014	2013
Average 90-day LIBOR	0.2%	0.3%
Spread to average LIBOR on average loan portfolio	11.6	12.1
Impact of fee accelerations of unearned fees on paid/restructured loans	1.0	0.1
Impact of non-accrual loans	(0.4)	—
Total yield on average loan portfolio	12.4%	12.5%
During the three months ended June 30, 2014, interest income was $7.6 million, compared to $11.2 million during the three months ended June 30, 2013, which represented a $3.7 million, or 32.6%, decrease. This decrease reflected a $2.6 million decrease in interest income resulting from a 25.6% decrease in our average loan balance, a decrease of $0.9 million resulting from loans that were on non-accrual status during the three months ended June 30, 2014, but that had been accruing interest during the three months ended June 30, 2013, and a $0.1 million decrease due to interest rate floors.
PIK Income
Interest income includes certain amounts that we have not received in cash, such as PIK interest. PIK interest represents contractually deferred interest that is added to the principal balance of the loan and compounded if not paid on a current basis. Borrowers may, in some instances, be required to prepay PIK because of certain contractual provisions or they may choose to prepay; however, more typically, PIK is paid at the end of the loan term. The following table shows the PIK-related activity for the three months ended June 30, 2014 and 2013, at cost:

	Three months ended June 30,
(in thousands)	2014	2013
Beginning PIK loan balance	$11,717	$7,973
PIK interest earned during the period	881	1,430
Payments received from PIK loans	(8,413)	(67)
Realized loss	(129)	—
Ending PIK loan balance	$4,056	$9,336
As of June 30, 2014, we were not accruing interest on $1.0 million of the PIK loans, at cost, shown in the preceding table and as of June 30, 2013, all of our PIK loans were accruing interest. During the three months ended June 30, 2014, the payments received from PIK loans included $5.3 million collected in conjunction with the repayment of our our loan to Cruz Bay Publishing, Inc., $1.5 million collected in conjunction with the sale of our our loan to SC Academy Holdings, Inc. and $0.9 million collected in conjunction with the repayment of our our loan to West World Media, LLC.
DIVIDEND INCOME
We accrete dividends on equity investments with stated dividend rates as they are earned, to the extent that we believe the dividends will be paid ultimately and the associated portfolio company has sufficient value to support the accretion. Dividend accretion is included in the cost basis of the related equity instrument on our consolidated balance sheets and consolidated schedule of investments. We recognize dividends on other equity investments when we receive the dividend payment. Our dividend income varies from period to period because of changes in the size and composition of our equity investments, the yield from the investments in our equity portfolio and the ability of the portfolio companies to declare and pay dividends. During the three months ended June 30, 2014 and 2013, we recognized $0.1 million and $0.9 million, respectively, of dividend income. In addition, during the three months ended June 30, 2014 and 2013, we received payments on accrued dividends of $0.1 million and $0.2 million, respectively. As of June 30, 2014, the balance of accrued dividends was $7.6 million, which was principally comprised of $6.4 million related to our investment in RadioPharmacy Investors, LLC and $0.8 million related to our investment in Maverick Healthcare Equity, LLC.
ADVISORY FEES AND OTHER INCOME
Advisory fees and other income primarily include fees related to prepayment, advisory and management services, equity structuring, syndication, bank interest and other income. Generally, advisory fees and other income relate to specific transactions or services and, therefore, may vary from period to period depending on the level and types of services provided. During the three months ended June 30, 2014, we earned $0.8 million of advisory fees and other income, which represented a $0.4 million, or 141.1%, increase from the three months ended June 30, 2013. This increase resulted principally from an increase in prepayment fees related to loan prepayments in the second quarter of 2014.
TOTAL OPERATING EXPENSES
Total operating expenses include interest, employee compensation and general and administrative expenses. The reasons for these variances are discussed in more detail below.
INTEREST EXPENSE
During the three months ended June 30, 2014, we incurred $1.9 million of interest expense, which represented a $0.4 million, or 19.0%, decrease from the same period in 2013. During these respective periods, our average cost to borrow increased to 4.9% from 4.4%, principally due to the repayment of securitized debt in our 2006-1 Trust which carried interest rates ranging from L+0.33% to L+2.25%. As of June 30, 2014, the cost of debt of our outstanding borrowings was 4.6% including amortization of deferred financing fees.
During the three months ended June 30, 2014, our average borrowings declined to approximately $150.0 million from an average of approximately $209.6 million for the same period in 2013, which accounted for a $0.7 million reduction in our interest expense. In addition, interest expense decreased by $0.1 million related to decreased amortization of debt issuance costs. These decreases were offset by $0.3 million attributable to the spread to LIBOR increasing from approximately 3.55% to 4.12%.
EMPLOYEE COMPENSATION
Employee compensation expense includes base salaries and benefits, variable annual incentive compensation and amortization of employee stock awards. During the three months ended June 30, 2014, our employee compensation expense was $3.0 million, which represented a $1.1 million, or 55.9%, increase from the same period in June 30, 2013. Our salaries and benefits increased by $0.2 million, or 13.7%, due to a $0.5 million increase in incentive compensation tied to qualified investment exits in our SBIC, offset by a $0.3 million decrease in salaries and benefits. As of June 30, 2014, we had 13 employees compared to 21 employees as of June 30, 2013. Amortization of employee stock awards increased $0.9 million, or 229.3%. Amortization of employee stock awards for the three months ended June 30, 2014 includes $1.1 million of accelerated amortization related to the retirement of our former chief executive officer and other employee terminations.
GENERAL AND ADMINISTRATIVE
During the three months ended June 30, 2014, general and administrative expense was $4.1 million, which represented a $3.0 million, or 276.3%, increase compared to the same period in 2013. General and administrative expense for the three months ended June 30, 2014 included $2.5 million in severance related to the retirement of our former chief executive officer and other employee terminations. In addition, general and administrative expense increased $0.6 million due to an increase in legal fees related to Color Star Growers of Colorado, Inc. litigation.

NET INVESTMENT LOSS BEFORE INCOME TAX PROVISION
During the three months ended June 30, 2014, we recorded $5.8 million of net investment loss before income tax provision, compared to $1.0 million of net investment gain during the same period in 2013. These amounts represent the total of net realized gains and losses, net unrealized appreciation (depreciation), and reversals of unrealized (appreciation) depreciation. We reverse unrealized (appreciation) depreciation at the time that we realize the gain or loss. The following table summarizes our realized and unrealized gain and (loss) on investments and changes in our unrealized appreciation and depreciation on investments for the three months ended June 30, 2014:

		Three months ended June 30, 2014
(in thousands)	Industry	Type	Realized Gain/(Loss)	Unrealized (Depreciation)/ Appreciation	Reversal of Unrealized Depreciation/ (Appreciation)	Net (Loss)/ Gain
Portfolio Company
SC Academy Holdings, Inc.	Education	Non-Affiliate	$(4,037)	$—	$—	$(4,037)
Oceans Acquisition, Inc.	Healthcare	Non-Affiliate	—	(1,491)	—	(1,491)
Other (< $1.0 million net gain (loss)			(195)	(270)	174	(291)
Total			$(4,232)	$(1,761)	$174	$(5,819)

•	In the second quarter of 2014, we sold our subordinated debt investment in SC Academy Holdings, Inc. for net proceeds of $11.1 million resulting in a realized loss of $4.0 million.

•	We also recorded $1.5 million of unrealized depreciation on our investment in Oceans Acquisition, Inc. to reflect a decrease in that portfolio company's operating performance.
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

INCOME TAX (BENEFIT) PROVISION
During the three months ended June 30, 2013, we recorded a $6,000 income tax benefit primarily attributable to an adjustment to flow-through taxable income on certain investments held by our subsidiaries.

COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 2014 AND 2013
The following table summarizes the components of our net income for the six months ended June 30, 2014 and 2013:

	Six months ended June 30,		Variance
(dollars in thousands)	2014	2013	$	Percentage
Revenue
Interest and dividend income
Interest income	$16,315	$22,306	$(5,991)	(26.9)%
Dividend income	225	1,815	(1,590)	(87.6)
Loan fees	1,478	1,229	249	20.3
Total interest and dividend income	18,018	25,350	(7,332)	(28.9)
Advisory fees and other income	853	786	67	8.5
Total revenue	18,871	26,136	(7,265)	(27.8)
Operating expenses
Interest expense	3,856	4,687	(831)	(17.7)
Employee compensation
Salaries and benefits	2,861	2,966	(105)	(3.5)
Amortization of employee restricted stock	1,554	754	800	106.1
Total employee compensation	4,415	3,720	695	18.7
General and administrative expense	5,726	2,118	3,608	170.3
Restructuring expense	—	12	(12)	(100.0)
Total operating expense	13,997	10,537	3,460	32.8
Net operating income before net investment (loss) gain and income tax provision	4,874	15,599	(10,725)	(68.8)
Net investment (loss) gain before income tax provision	(29,074)	779	(29,853)	NM
Income tax provision (benefit)	4	52	(48)	(92.3)
Net (loss) income	$(24,204)	$16,326	$(40,530)	NM
NM=Not Meaningful

TOTAL REVENUE
Total revenue includes interest and dividend income, loan fees, advisory fees and other income. The following sections describe the reasons for the variances in each major component of our revenue during the six months ended June 30, 2014 from the six months ended June 30, 2013.
INTEREST INCOME
The level of interest income that we earn depends upon the level of interest-bearing investments outstanding during the period, as well as the weighted-average yield on these investments. During the six months ended June 30, 2014, the total yield on our average debt portfolio at fair value was 11.9% compared to 12.3% during the six months ended June 30, 2013. The weighted-average yield varies each period because of changes in the composition of our portfolio of debt investments, changes in stated interest rates, fee accelerations of unearned fees on paid-off/restructured loans and the balance of loans on non-accrual status for which we are not accruing interest.

The following table shows the various components of the total yield on our average debt portfolio at fair value for the six months ended June 30, 2014 and 2013:

	Six months ended June 30,
	2014	2013
Average 90-day LIBOR	0.2%	0.3%
Spread to average LIBOR on average loan portfolio	11.9	11.9
Impact of fee accelerations of unearned fees on paid/restructured loans	0.5	0.1
Impact of non-accrual loans	(0.7)	—
Total yield on average loan portfolio	11.9%	12.3%
During the six months ended June 30, 2014, interest income was $16.3 million, compared to $22.3 million during the six months ended June 30, 2013, which represented a $6.0 million, or 26.9%, decrease. This decrease reflected a $4.6 million decrease in interest income resulting from a 22.1% decrease in our average loan balance, a decrease of $1.7 million resulting from loans that were on non-accrual status during the six months ended June 30, 2014, but that had been accruing interest during the six months ended June 30, 2013, a $0.1 million decrease due to interest rate floors, and a $0.1 million decrease related to the decrease in LIBOR. These decreases were partially offset by a $0.6 million increase in interest income attributable to an increase in our net spread to LIBOR.
PIK Income
The following table shows the PIK-related activity for the six months ended June 30, 2014 and 2013, at cost:

	Six months ended June 30,
(in thousands)	2014	2013
Beginning PIK loan balance	$12,132	$9,043
PIK interest earned during the period	2,526	2,676
Payments received from PIK loans	(10,473)	(2,026)
Realized loss	(129)	(357)
Ending PIK loan balance	$4,056	$9,336
During six months ended June 30, 2014, the payments received from PIK loans included $5.3 million collected in conjunction with the repayment of our our loan to Cruz Bay Publishing, Inc., $2.1 million related to the repayment in full of our loan to G&L Investment Holdings, LLC, $1.5 million collected in conjunction with the sale of our our loan to SC Academy Holdings, Inc. and $0.9 million collected in conjunction with the repayment of our our loan to West World Media, LLC. During the six months ended June 30, 2013, the payments received from PIK loans included $1.0 million collected in conjunction with the partial repayment of our investment in Education Management, Inc., as well as $0.8 million collected in conjunction with the repayment in full of our investment in NDSSI Holdings, LLC.
DIVIDEND INCOME
During the six months ended June 30, 2014 and 2013, we recognized dividend income of $0.2 million and $1.8 million, respectively. In addition, during the six months ended June 30, 2014 and 2013, we received payments on accrued dividends of $0.3 million and $0.5 million, respectively. As of June 30, 2014, the balance of accrued dividends was $7.6 million.
ADVISORY FEES AND OTHER INCOME
During the six months ended June 30, 2014, we earned $0.9 million of advisory fees and other income, which represented a $0.1 million, or 8.5%, increase from the six months ended June 30, 2013. This increase resulted principally from an increase in prepayment fees related to loan prepayments in the second quarter of 2014.
TOTAL OPERATING EXPENSES
Total operating expenses include interest, employee compensation and general and administrative expenses. The reasons for these variances are discussed in more detail below.

INTEREST EXPENSE
During the six months ended June 30, 2014, we incurred $3.9 million of interest expense, which represented a $0.8 million, or 17.7%, decrease from the same period in 2013. Interest expense for the six months ended June 30, 2014 includes $0.2 million of interest and deferred financing costs associated with our 2006-1 Trust, which we terminated in January 2014. During these respective periods, our average cost to borrow increased to 5.0% from 4.2%, principally due to the repayment of securitized debt in our 2006-1 Trust which carried interest rates ranging from L+0.33% to L+2.25%. As of June 30, 2014, the cost of debt of our outstanding borrowings was 4.6% including amortization of deferred financing fees.
During the six months ended June 30, 2014, our average borrowings declined to approximately $152.2 million from an average of approximately $222.5 million for the same period in 2013, which accounted for a $1.6 million reduction in our interest expense. In addition, interest expense decreased by $0.1 million related to decreased amortization of debt issuance costs. These decreases were offset by $0.9 million attributable to the spread to LIBOR increasing from approximately 3.35% to 4.15%.
EMPLOYEE COMPENSATION
Employee compensation expense includes base salaries and benefits, variable annual incentive compensation and amortization of employee stock awards. During the six months ended June 30, 2014, our employee compensation expense was $4.4 million, which represented a $0.7 million, or 18.7%, increase from the same period in 2013. Our salaries and benefits decreased by $0.1 million, or 3.5%, due to a $0.5 million decrease in salaries and benefits, offset by a $0.4 million increase in incentive compensation tied to qualified investment exits in our SBIC. As of June 30, 2014, we had 13 employees compared to 21 employees as of June 30, 2013. Amortization of employee stock awards increased $0.8 million, or 106.1%. Amortization of employee stock awards for the six months ended June 30, 2014 includes $1.1 million of accelerated amortization related to the retirement of our former chief executive officer and other employee terminations.
GENERAL AND ADMINISTRATIVE
During the six months ended June 30, 2014, general and administrative expense was $5.7 million, which represented a $3.6 million, or 170.3%, increase compared to the same period in 2013. General and administrative expense for the six months ended June 30, 2014 included $2.6 million in severance related to the retirement of our former chief executive officer and other employee terminations. In addition, general and administrative expense increased $0.9 million due to an increase in legal fees related to Color Star Growers of Colorado, Inc. litigation.
NET INVESTMENT LOSS BEFORE INCOME TAX PROVISION
During the six months ended June 30, 2014, we recorded $29.1 million of net investment loss before income tax provision, compared to $0.8 million of net investment gain during the same period in 2013. These amounts represent the total of net realized gains and losses, net unrealized appreciation (depreciation), and reversals of unrealized (appreciation) depreciation. We reverse unrealized (appreciation) depreciation at the time that we realize the gain or loss. The following table summarizes our realized and unrealized gain and (loss) on investments and changes in our unrealized appreciation and depreciation on investments for the three months ended June 30, 2014:

		Six months ended June 30, 2014
(in thousands)	Industry	Type	Realized Gain/(Loss)	Unrealized (Depreciation)/ Appreciation	Reversal of Unrealized Depreciation/ (Appreciation)	Net (Loss)/ Gain
Portfolio Company
Education Management, Inc.	Education	Affiliate	$—	$(15,984)	$—	$(15,984)
RadioPharmacy Investors, LLC	Healthcare	Control	—	(5,993)	—	(5,993)
SC Academy Holdings, Inc.	Education	Non-Affiliate	(4,037)	—	—	(4,037)
Oceans Acquisition, Inc.	Healthcare	Non-Affiliate	—	(1,491)	—	(1,491)
G&L Investment Holdings, LLC	Insurance	Non-Affiliate	(4,416)	—	4,523	107
Other (< $1.0 million net gain (loss))			(267)	(1,584)	175	(1,676)
Total			$(8,720)	$(25,052)	$4,698	$(29,074)

•
During 2014, we recorded $16.0 million of unrealized depreciation on our investment in Education Management, Inc. to reflect operational, financial and business challenges facing the company and the expected sales price of our senior debt and preferred stock investments.

•
Furthermore, we reduced our valuation multiple for RadioPharmacy Investors, LLC and recorded $6.0 million of unrealized depreciation based on volume, pricing and supply-cost challenges facing the company's core business.

•	In the second quarter of 2014, we sold our subordinated debt investment in SC Academy Holdings, Inc. for net proceeds of $11.1 million resulting in a realized loss of $4.0 million.

•	We also recorded $1.5 million of unrealized depreciation on our investment in Oceans Acquisition, Inc. to reflect a decrease in that portfolio company's operating performance.

•
In addition, in the first quarter of 2014, we sold our preferred and common equity investments in G&L Investment Holdings, LLC resulting in a realized loss of $4.4 million and a reversal of previously recorded unrealized depreciation of $4.5 million.

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

INCOME TAX (BENEFIT) PROVISION
During the six months ended June 30, 2014, we incurred a $4,000 income tax provision compared to a $52,000 income tax provision during the six months ended June 30, 2013. The income tax provision for both periods was primarily attributable to income of our taxable subsidiaries.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
Our financial liquidity principally comes from our cash on hand, portfolio monetizations and net operating income. In addition to making investments in portfolio companies, we may use our available liquidity to pay dividends to our stockholders and to repurchase our common stock in the open market under our stock repurchase program. For the six months ended June 30, 2014, we declared 19.5 cents per share in dividends and paid $13.1 million in total dividends. We also repurchased 16,072,760 shares of our common stock for $57.8 million at a weighted average price of $3.60 per share which was a 18.9% discount from our quarterly weighted average net asset value per share.
For the six months ended June 30, 2014, we earned 11.9% on our average loan portfolio at fair value of $301.7 million and our weighted average cost to borrow was 5.0% on average borrowings of $152.2 million. Including dividend income and fee income, we earned $4.9 million of net operating income.
At June 30, 2014, we had $69.4 million in cash and cash equivalents available for general corporate purposes, $129.5 million of cash in restricted accounts related to our SBIC, that we may use to fund new investments in the SBIC, and $2.2 million of restricted cash held in escrow. On April 21, 2014, based on our assessment of our excess liquidity, we terminated our Bank of America Unsecured Revolver, that was set to expire in November 2014.
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
CASH AND CASH EQUIVALENTS, CASH, RESTRICTED AND CASH, SECURITIZATION ACCOUNTS
Our Consolidated Balance Sheets and our Consolidated Statements of Cash Flows reflect three categories of cash: cash and cash equivalents; cash, restricted; and cash, securitization accounts. Each of these categories is described more fully below:

•
Cash and cash equivalents represent unrestricted cash, including checking accounts, interest bearing deposits collateralized by marketable debt securities and highly liquid investments with original maturities of 90 days or less. As of June 30, 2014 and December 31, 2013, we had $69.4 million and $91.6 million, respectively, in cash and cash equivalents. As of June 30, 2014, our cash and cash equivalents included $37.7 million held in interest-bearing accounts.

•
Cash, restricted includes cash held for regulatory purposes and cash held in escrow. The largest component of restricted cash was represented by cash held by Solutions Capital I, L.P., or Solutions Capital, a wholly owned subsidiary licensed as an SBIC under the SBIC Act, which generally is restricted to the origination of new loans by Solutions Capital. As of June 30, 2014 and December 31, 2013, we had $131.6 million and $33.9 million, respectively, of restricted cash.

•
Cash, securitization accounts included principal and interest payments received on securitized loans, which, were held in designated bank accounts until monthly or quarterly disbursements were made from the securitization trusts. We were generally required to use a portion of these amounts to pay interest expense, reduce borrowings or pay other amounts in accordance with the related securitization agreements. Cash in securitization accounts had a negative impact on our earnings since the interest we paid on borrowings typically exceeded the rate of return that we were able to earn on temporary cash investments. As of December 31, 2013, we had $13.9 million in cash, securitization accounts. On January 21, 2014, we terminated our 2006-1 Trust and the securitized cash was used to repay principal and interest due on the notes including the notes owned by MCG Capital, the parent.

During the six months ended June 30, 2014, our operating activities provided $154.3 million of cash and cash equivalents, and our financing activities used $176.5 million of cash and cash equivalents.

LIQUIDITY AND CAPITAL RESOURCES—BORROWINGS
As of June 30, 2014, we reported $150.0 million of borrowings on our Consolidated Balance Sheets at cost. The following table summarizes our borrowing facilities, the facility amounts and the amounts outstanding.

		June 30, 2014		December 31, 2013
(dollars in thousands)	Maturity Date	Total Facility/ Program	Amount Outstanding	Total Facility/ Program	Amount Outstanding
SBIC
2008-10B	September 2018	$2,600	$2,600	$2,600	$2,600
2009-10A	March 2019	12,000	12,000	12,000	12,000
2009-10B	September 2019	13,000	13,000	13,000	13,000
2010-10B	September 2020	27,500	27,500	27,500	27,500
2011-10A	March 2021	53,500	53,500	53,500	53,500
2012-10A	March 2022	41,400	41,400	41,400	41,400
MCG Commercial Loan Trust 2006-1
Series 2006-1 Class D Notes(a)	April 2018	—	—	40,016	25,172
Bank of America Unsecured Revolver(b)
Unsecured Revolving Note	November 2014	—	—	20,000	—
Total borrowings		$150,000	$150,000	$210,016	$175,172
_______________

(a)	In January 2014, the Class D Notes were repaid in full.

(b)	In April 2014, we terminated the undrawn Bank of America Unsecured Revolver.
As of June 30, 2014, our ratio of total assets to total borrowings and other senior securities, including secured financing, was 5,413%. This ratio does not include our SBIC debt which the SEC has permitted us to exclude from the asset coverage ratio requirements pursuant to an exemptive order.
As our borrowing facilities mature, it is important that we have sufficient liquidity available to repay our borrowing obligations. We may obtain the liquidity for repayment of our borrowing facilities from a number of sources, including cash on-hand, the maturity or monetization of our investment portfolio, equity issuances, and from other borrowing arrangements. Our SBIC debentures may be pre-paid without penalty on the March 1 or September 1 payment dates. In the event we prepay the SBIC debentures, we may accelerate up to $2.3 million of deferred financing fees into interest expense.
SBIC DEBENTURES
In December 2004, we formed a wholly owned subsidiary, Solutions Capital. Solutions Capital has a license from the SBA to operate as an SBIC under the SBIC Act. The license enabled Solutions Capital to borrow up to $150.0 million from the SBA, which is the maximum amount of outstanding leverage available to single-license SBIC companies.
To realize the full $150.0 million borrowing for which we have received approval under the SBIC program, we have funded a total of $75.0 million to Solutions Capital. As of each of June 30, 2014 and December 31, 2013, Solutions Capital had borrowed the full $150.0 million. We are permitted to use these funds to provide debt and equity capital to qualifying small businesses. However, we may not use these borrowings to provide additional financing to certain companies that are currently in our portfolio without SBA approval. In addition, we may not use these funds for MCG’s, the parent company’s, working capital.
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

The following table sets forth the maturity of Solutions Capital debentures, as well as the maturity of the investments and the current balance of restricted cash in Solutions Capital as of June 30, 2014.

	Maturities
(in thousands)	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Borrowings	$150,000	$—	$—	$14,600	$135,400
Collateral
Fair value of debt investments	111,925	—	1,254	110,671	—
Fair value of equity investments(a)	2,590	—	—	—	2,590
Cash, restricted account	129,465	129,465	—	—	—
Total collateral	$243,980	$129,465	$1,254	$110,671	$2,590
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
WEIGHTED-AVERAGE BORROWINGS AND COST OF FUNDS
The following table shows our weighted-average borrowings, the weighted-average interest rate on all of our borrowings, including amortization of deferred debt issuance costs and commitment fees, the average LIBOR, and the average spread to LIBOR for 2014 and 2013:

	Six months ended June 30,
(dollars in thousands)	2014	2013
Weighted-average borrowings	$152,156	$222,509
Average LIBOR	0.23%	0.28%
Average spread to LIBOR, excluding amortization of deferred debt issuance costs	4.15	3.35
Impact of amortization of deferred debt issuance costs	0.66	0.56
Total cost of funds	5.04%	4.19%
As of June 30, 2014, the cost of debt of our outstanding borrowings was 4.6% including amortization of deferred financing fees.
SECURED FINANCING
In June 2014, we monetized substantially all of our investment in Advanced Sleep through the sale of a 95% participation interest in our senior and subordinated loans. Under the terms of the sale, the purchaser will receive 100% of the payments related to the loan, including interest and principal, until the total payments received exceeds the purchase price plus any additional advances funded by the purchaser to Advanced Sleep and certain expenses incurred by the purchaser. Thereafter, the purchaser will receive 95% and we will receive 5% of any payments received from Advanced Sleep. Under the terms of the sale, the purchaser will have no recourse to us for any payments. We will continue to service the Advanced Sleep loans on behalf of the purchaser for which we will receive an annual fee of $23,000.

We follow the guidance in ASC 860—Transfers and Servicing when accounting for loan participations and other partial loan sales. Such guidance requires a participation or other partial loan sale to meet the definition of a “participating interest,” as defined in the guidance, in order for sale treatment to be allowed. Due to the non-pro-rata allocation of payments, the sale of the interest in Advanced Sleep's loans does not meet the definition of a participating interest under ASC 860 and the loans remain on our Consolidated Balance Sheets and the proceeds from the sale are recorded as a secured financing until the definition is met. The secured financing is carried at fair value to correspond with the related investments, which are carried at fair value.
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
On January 17, 2012, our board of directors authorized a stock repurchase program of up to $35.0 million, which was terminated after we effected repurchases totaling approximately $29.4 million. On October 25, 2013, our board of directors authorized a second stock repurchase program of up to $25.0 million. On February 28, 2014, our board of directors increased the second stock repurchase program to $35.0 million. On April 25, 2014, our board of directors terminated the second stock repurchase program effective as of May 2, 2014 and authorized a third stock repurchase program of up to $50.0 million effective as of May 5, 2014. On August 5, 2014, our board of directors terminated the third stock repurchase program and authorized a new stock repurchase program of up to $50.0 million effective as of August 12, 2014. Under the new program, we are authorized to repurchase shares of our common stock in open market transactions, including through block purchases, depending on prevailing market conditions and other factors. The repurchase program may be extended, modified or discontinued at any time for any reason. The program does not obligate us to acquire any specific number of shares, and all repurchases will be made in accordance with SEC Rule 10b-18, which sets certain restrictions on the method, timing, price and volume of stock repurchases. During the six months ended June 30, 2014, we repurchased 16,072,760 shares of our common stock at a weighted average purchase price of $3.60 per share, which was a 18.9% discount from our quarterly weighted average net asset value per share.
We requested and received the assurance of the staff of the Division of Investment Management that it would not recommend enforcement action to the SEC under the 1940 Act or Rule 17d-1 thereunder if we engage in a stock repurchase program and agree not to issue additional restricted stock under any compensation plan unless such issuance, together with all restricted stock outstanding under all compensation plans, does not exceed 10% of our outstanding common stock at the time of such issuance less the total number of shares previously issued, in the aggregate, pursuant to all compensatory plans. Although as of June 30, 2014, there were 1,426,811 shares of our common stock available for issuance under our Third Amended and Restated 2006 Employee Restricted Stock Plan, or 2006 Plan, no shares of restricted stock could be issued under our 2006 Plan or our Third Amended and Restated 2006 Non-Employee Director Restricted Stock Plan, because the10% threshold set forth in the SEC's order had been reached due to shares we repurchased under our stock repurchase program.
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

We do not report the unused portions of these commitments on our Consolidated Balance Sheets. As of June 30, 2014, we had $5.0 million of outstanding unused loan commitments. We believe that our operations, monetizations, revolving credit facility and unrestricted cash will provide sufficient liquidity to fund, as necessary, requests to draw on these unfunded commitments. We estimate that the fair value of these commitments was less than $0.1 million based on the fees that we currently charge to enter into similar arrangements, taking into account the creditworthiness of the counterparties. From time to time, we provide guarantees or standby letters of credit on behalf of our portfolio companies. As of June 30, 2014, we had no outstanding guarantees or standby letters of credit.
CONTRACTUAL OBLIGATIONS
The following table shows our contractual obligations as of June 30, 2014:

(in thousands)	Payments Due by Period
Contractual Obligations(a)	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Borrowings
SBIC	150,000	—	—	14,600	135,400
Interest payments on borrowings(b)	43,716	6,503	13,006	12,922	11,285
Operating leases	739	397	342	—	—
Severance obligations(c)	2,145	1,250	895	—	—
Total contractual obligations	$196,600	$8,150	$14,243	$27,522	$146,685
_______________

(a)
Excludes the unused commitments to extend credit to our customers of $5.0 million as discussed above. Also excludes the $4.5 million secured financing accounted for in accordance with ASC 860 which has no recourse to us.

(b)	Interest payments are based on contractual maturity and the current outstanding principal balance of our borrowings and assume no changes in interest rate benchmarks.

(c)	Represents remaining severance payments and employer taxes that we are obligated to pay stemming from the resignation of our former chief executive officer.
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
We may not be able to achieve operating results that will allow us to make distributions at a specific level or to increase the amount of these distributions. In addition, we may be limited in our ability to make distributions due to the BDC asset coverage test for borrowings applicable to us as a BDC under the 1940 Act and due to provisions in our credit facilities and SBA regulations. If we do not distribute a certain percentage of our income annually, we will suffer adverse tax consequences, including possible loss of favorable RIC tax treatment. We cannot assure stockholders that they will receive any distributions, or distributions at a particular level. We may make distributions to our stockholders of certain net capital gains. Since December 2001, we have declared aggregate per share distributions of $14.08.

The following table summarizes the distributions that we declared since January 1, 2012:

Date Declared	Record Date	Payable Date	Dividends per Share
August 5, 2014	August 20, 2014	August 29, 2014	$0.050
April 25, 2014	May 9, 2014	May 30, 2014	$0.070
February 28, 2014	March 14, 2014	March 28, 2014	$0.125
October 25, 2013	November 8, 2013	November 22, 2013	$0.125
July 26, 2013	August 9, 2013	August 30, 2013	$0.125
April 26, 2013	May 10, 2013	May 31, 2013	$0.125
March 1, 2013	March 15, 2013	March 29, 2013	$0.125
October 26, 2012	November 16, 2012	November 30, 2012	$0.125
July 27, 2012	August 17, 2012	August 31, 2012	$0.140
April 27, 2012	June 13, 2012	July 13, 2012	$0.140
February 24, 2012	April 13, 2012	May 15, 2012	$0.170
If we determined the tax attributes of our distributions as of June 30, 2014, 66% would be from ordinary income and 34% would be a return of capital. A return of capital is a return of stockholder investment, rather than a return of earnings or gains derived from our investment activities. While not immediately taxable to the extent of a stockholder's basis in its shares, a stockholder's basis in the investment will be reduced by the nontaxable amount, which will result in additional gain or a lower loss when the shares are sold. However, actual determinations of the tax attributes of our distributions, including determinations of return of capital, are made annually as of the end of our fiscal year based upon our taxable income and distributions paid for the full year. Therefore, a determination as to the tax attributes of the distributions made on a quarterly basis may not be representative of the actual tax attributes for a full year.  We intend to update stockholders quarterly with an estimated percentage of our distributions that resulted from taxable ordinary income.  The actual tax characteristics of distributions to stockholders will be reported to stockholders annually on a Form 1099-DIV. Future distributions will take into account the requirements for us to distribute the majority of our taxable income to fulfill our distribution requirements as a RIC, together with an assessment of our gains and losses recognized or to be recognized for tax purposes, portfolio transactional events, liquidity, cash earnings and our asset coverage ratio at the time of such decision.
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
Generally, we value securities that are traded in the over-the-counter market or on a stock exchange at the average of the prevailing bid and ask prices on the date of the relevant period end. When such market prices are not available, we use several valuation methodologies to estimate the fair value of our investment portfolio, which generally results in a range of fair values from which we derive a single estimate of fair value. To determine a portfolio company’s fair value, we analyze its historical and projected financial results, as well as key market value factors. In determining a security's fair value, we assume we would exchange it in an orderly transaction at the measurement date. We use the following methods to determine the fair value of investments in our portfolio that are not traded actively:

•
Majority-Owned Control Investments—Majority-owned control investments comprise 17.8% of our investment portfolio at fair value. Market quotations are not readily available for these investments; therefore, we use a combination of market and income approaches to determine their fair value. Typically, private companies are bought and sold based on multiples of earnings before interest, taxes, depreciation and amortization, or EBITDA, cash flows, net income, revenues or, in limited cases, book value. Generally, we apply multiples that we observe for other comparable companies to relevant financial data for the portfolio company in question. Also, in a limited number of cases, we use income approaches to determine the fair value of these securities, based on our projections of the discounted future free cash flows that the portfolio company will likely generate, as well as industry derived capital costs. Our valuation approaches for majority-owned investments estimate the value upon a hypothetical sale or exit and then allocates such value to the investment's securities in order of their relative liquidation preference. In addition, we assume that any outstanding debt or other securities that are senior to our securities are required to be repaid at par. These valuation approaches also consider the value of our ability to control the portfolio company’s capital structure and the timing of a potential exit.

•
Non-Control Investments—Non-control investments comprise 82.2% of our investment portfolio at fair value. Quoted prices are not available for 97.7% of our non-control investments at fair value. For our non-control equity investments, we use the same market and income approaches used to value our control investments. For non-control debt investments for which no quoted prices are available, we estimate fair value using a market-yield approach based on the expected future cash flows discounted at the loans’ effective interest rates, based on our estimate of current market rates. We may adjust discounted cash flow calculations to reflect other market conditions or the perceived credit risk of the borrower. In the event the fair value of a non-control debt investment, as determined by the same market or income approach used to value our control investments, is below our cost, we estimate the fair value using the market or income approach.

•
Thinly-Traded and Over-the-Counter Securities—Generally, we value securities that are traded in the over-the-counter market or on a stock exchange at the average of the prevailing bid and ask prices on the date of the relevant period end. However, we may apply a discount to the market value of restricted or thinly-traded public securities to reflect the impact that these restrictions have on the value of these securities. We review factors, including the trading volume, total securities outstanding and our percentage ownership of securities to determine whether the trading levels are active (Level 1) or inactive (Level 2). As of June 30, 2014, these securities represented 1.9% of our investment portfolio at fair value. We utilize independent pricing services to arrive at certain of our fair value estimates. To corroborate “bid/ask” quotes from independent pricing services we perform a market-yield approach to validate prices obtained or obtain other evidence.

Our valuation analyses incorporate the impact that key events could have on the securities’ values, including public and private mergers and acquisitions, purchase transactions, public offerings, letters of intent and subsequent debt or equity sales. Our valuation analyses also include key external data, such as market changes and industry valuation benchmarks. We also engage independent valuation firms to provide additional data points for our quarterly valuation analyses. Our general practice is to obtain an independent valuation or review of valuation at least once per year for each portfolio investment that had a fair value in excess of $5.0 million, unless the fair value has otherwise been derived through a sale of some or all of our investment in the portfolio company or is a new investment made within the last twelve months. In total, as of June 30, 2014, we either obtained a valuation or review from an independent firm, considered new investments made or used market quotes in the preceding twelve month period to calculate 98.9% of the fair value of our investment portfolio.
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
The following table summarizes the significant unobservable inputs in the fair value measurements of our level 3 investments by category of investment and valuation technique as of June 30, 2014.

($ in thousands)	Fair Value	Valuation Techniques	Unobservable Inputs	Range		Weighted Average
				Minimum	Maximum
Senior debt	$100,068	Discounted cash flow	Market interest rate	8.5%	11.5%	9.3%
		Pending transactions/Letters of intent	Discount	—%	—%	—%
		Market comparable companies	EBITDA multiple(a)	6.0x	6.0x	6.0x
Subordinated debt	76,210	Discounted cash flow	Market interest rate	7.8%	14.0%	12%
		Pending transactions/Letters of intent	Discount	—	—	—
		Market comparable companies	EBITDA multiple(a)	6.0x	6.0x	6.0x
Preferred and common equity	16,151	Market comparable companies	EBITDA multiple(a)	4.4x	10.0x	7.1x
			Discount for minority interest	—%	25.0%	3.5%
	$192,429
______________

(a)	EBITDA may include proforma adjustments and/or other addbacks based on specific circumstances related to each investment.
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
In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606), or ASU 2014-09. This update supersedes the revenue recognition requirements in Accounting Standards Update No. 2011-230: Revenue Recognition (Topic 605), and most industry-specific guidance throughout the industry topics of the codification. The core principal of the update is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to exchange for those goods or services. In applying the revenue model to contracts within its scope, an entity should identify the contract(s) with a customer, identify the performance obligations in the contract, determine the transaction price, allocate the transaction price to the performance obligations in the contract, and recognize revenue when (or as) the entity satisfies a performance obligation. ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. We are currently evaluating the potential impact the adoption of this update will have on our consolidated financial statements.
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

Interest rate sensitivity refers to the change in earnings that may result from changes in the level of interest rates. Our net interest income is affected by changes in various interest rates, including LIBOR, prime rates and commercial paper rates. As of June 30, 2014, approximately 63.1% of our loan portfolio, at fair value, bore interest at a spread to either the LIBOR or the prime rate, and 36.9% at a fixed interest rate. As of June 30, 2014, approximately 57.9% of our loan portfolio, at fair value, had LIBOR floors between 1.3% and 3.0% on a LIBOR-base index or prime floors between 2.8% and 6.0%. The three-month weighted-average LIBOR interest rate was 0.23% as of June 30, 2014. Thus, the LIBOR floors in these loan investments lessen the impact of such historically low LIBOR rates.
We regularly measure exposure to interest rate risk. We assess interest rate risk and we manage our interest rate exposure on an ongoing basis by comparing our interest rate sensitive assets to our interest rate sensitive liabilities. Based on this review, we determine whether or not any hedging transactions are necessary to mitigate exposure to changes in interest rates.
The following table shows a comparison of the interest rate base for our interest-bearing cash, outstanding commercial loans, at cost, and our outstanding borrowings as of June 30, 2014 and December 31, 2013:

	June 30, 2014		December 31, 2013
(in thousands)	Interest Bearing Cash and Commercial Loans	Borrowings	Interest Bearing Cash and Commercial Loans	Borrowings
Money market rate	$37,699	$—	$56,685	$—
Prime rate	—	—	—	—
LIBOR
30-day	36,542	—	57,725	—
60-day	—	—	—	—
90-day	96,206	—	194,133	25,172
180-day	—	—	—	—
Fixed rate	76,196	150,000	100,009	150,000
Total	$246,643	$150,000	$408,552	$175,172
Based on our June 30, 2014 balance sheet, the following table shows the impact to net income of hypothetical base rate increases in interest rates, assuming no changes in our investment and borrowing structure. The impact to net income of hypothetical base rate decreases in interest rates is not shown in the following table because as of June 30, 2014, the quarterly average LIBOR was 0.23% and a 100-basis point decrease could not occur:

(dollars in thousands) Basis Point Change	Interest Income	Interest Expense	Net Income
100	$510	$—	$510
200	1,467	—	1,467
300	3,010	—	3,010

ITEM 4. CONTROLS AND PROCEDURES
DISCLOSURE CONTROLS AND PROCEDURES
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2014. The term “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.
Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the foregoing evaluation of our disclosure controls and procedures as of June 30, 2014, our Chief Executive Officer and our Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
INTERNAL CONTROL OVER FINANCIAL REPORTING
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act), occurred during the fiscal quarter ended June 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS.
As disclosed in our December 12, 2013 Current Report on Form 8-K, on December 12, 2013 we and Solutions Capital filed in the District Court of Texas, Dallas County, an Original Petition against defendants: Barrier Advisors, or Barrier; Huibert Verbeek; Engelbrecht Verbeek; Kenney Verbeek; Jack Ormberget; and Ehrhardt, Keefe, Steiner, Hottman PC, or Ehrhardt, collectively referred to as the Named Parties. In the pleadings, we and Solutions Capital claim, among other things, that in approximately August - November, 2012, defendants Barrier, Huibert Verbeek, Engelbrecht Verbeek, Kenney Verbeek, Jack Ormberget and Ehrhardt materially misrepresented the financial condition of Color Star Growers of Colorado, Inc., Vast, Inc., and Color Star L.L.C., collectively referred to as Color Star, to us and Solutions Capital in connection with the subordinated loan transaction Solutions Capital entered into with Color Star on November 15, 2012. In addition, in the pleadings, we and Solutions Capital claim that, among other things, Ehrhardt, Color Star’s former auditor, failed to conduct its annual audits of Color Star with reasonable care. In the complaint, we and Solutions Capital seek various forms of relief, including, but not limited to, rescission of the subordinated loan to Color Star and damages in the amount of all of the outstanding principal remaining on the $13.5 million loan to Color Star, compensatory damages for the losses sustained as a result of Named Parties’ conduct, costs incurred in this action and such other and further relief as the Court deems just and proper.
From time to time, we are a party to certain legal proceedings incidental to the normal course of our business, including the enforcement of our rights under contracts with our portfolio companies. While we cannot predict the outcome of these legal proceedings with certainty, we do not expect that these proceedings will have a material effect on our financial condition or results of operations. During the quarter ended June 30, 2014, there were no new or material developments in legal proceedings.

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
The following disclosure replaces and supplements the risk factors titled "Our portfolio is concentrated in certain industries, which increases our risk of significant loss if any one of these companies fails to service our debt because of industry downturns","If we fail to qualify as a RIC, we will have to pay corporate-level taxes on our income and our income available for distribution would be reduced significantly or eliminated" and "If we fail to service our existing debt arrangements adequately, or to establish new credit facilities on favorable terms, our business could be harmed materially" included in our Annual Report on Form 10-K for the year ended December 31, 2013:
Our portfolio is concentrated in certain industries, which increases our risk of significant loss if any one of these companies fails to service our debt because of industry downturns.
From time to time, we target specific industries in which to invest on a recurring basis, which may result in significant concentrations in our portfolio. As a consequence, the aggregate returns we realize may be substantially adversely affected by the unfavorable performance of a small number of such investments or a substantial write-down of any one investment. Beyond regulatory and income tax diversification requirements, we do not have fixed guidelines for industry concentration. In addition, while we generally decline to make investments in a particular industry or group of industries that would exceed 15.0% of our total assets at the time of closing, it is possible that as the values of our portfolio companies change, one industry or a group of industries may come to exceed such level. As a result, a downturn in an industry in which we have invested a significant portion of our total investments could have a materially adverse effect on us. As of June 30, 2014, 39.8%, 32.4% and 16.5% of our total investments at fair value were invested in healthcare, business services, and manufacturing industries, respectively. Therefore, we are susceptible to the economic circumstances in these industries, and a downturn in any one of these industries could have a material adverse effect on our results of operations and financial condition.
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
As our total assets continue to decline associated with the possible repayment of all or a portion of our SBA debentures, our stock repurchase program, dividend distributions to stockholders and other transactions that reduce our total assets there is an increased risk of non-qualification as a RIC due to the 50% asset diversification test as outlined in Internal Revenue Code Section 851(b)(3). The 50% diversification test requires at least 50% of the value of a RIC’s total assets be invested in cash, cash items (including receivables), government securities (as defined under the 1940 Act), securities of other RIC’s, or investments in other securities that, with respect to any one issuer, do not represent more than 5 percent of the RIC’s assets or more than 10 percent of the issuer’s voting securities. The 50% diversification test must be satisfied at the end of each quarter of a RIC’s taxable year.
Failure to meet the foregoing requirements may result in our having to dispose of certain investments quickly in order to prevent the loss of RIC status. Because most of our investments will be in private companies, and, therefore, will be relatively illiquid, any such dispositions could be made at disadvantageous prices and could result in losses. If we fail to qualify as a RIC for any reason we would become subject to corporate-level income tax, substantially reducing our net assets, the amount of income available for distribution and the amount of our distributions. Such a failure would have a material adverse effect on our stockholders and us.
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
Our continued compliance with these borrowings depends on many factors, some of which are beyond our control. Material net asset devaluation in connection with additional borrowings could result in an inability to comply with our obligation to restrict the level of indebtedness that we are able to incur in relation to the value of our assets or to maintain a minimum level of stockholders' equity.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
STOCK REPURCHASE PROGRAM
On January 17, 2012, our board of directors authorized a stock repurchase program of up to $35.0 million, which was terminated after we effected repurchases totaling approximately $29.4 million. On October 25, 2013, our board of directors authorized a second stock repurchase program of up to $25.0 million. On February 28, 2014, our board of directors increased the second stock repurchase program to $35.0 million. On April 25, 2014, our board of directors terminated the second stock repurchase program effective as of May 2, 2014 and authorized a third stock repurchase program of up to $50.0 million effective as of May 5, 2014. On August 5, 2014, our board of directors terminated the third stock repurchase program and authorized a new stock repurchase program of up to $50.0 million effective as of August 12, 2014. Under the new program, we are authorized to repurchase shares of our common stock in open market transactions, including through block purchases, depending on prevailing market conditions and other factors. The repurchase program may be extended, modified or discontinued at any time for any reason. The program does not obligate us to acquire any specific number of shares, and all repurchases will be made in accordance with SEC Rule 10b-18, which sets certain restrictions on the method, timing, price and volume of stock repurchases. The following table summarizes our stock repurchases for the three and six months ended June 30, 2014.

	Three months ended June 30, 2014	Six months ended June 30, 2014
Dollar amount repurchased (in thousands)	$47,229	$57,818
Shares repurchased	13,313,493	16,072,760
Average price per share	$3.55	$3.60
Discount to quarterly weighted average net asset value per share	18.8%	18.9%
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

The following table summarizes the shares of common stock that we have purchased during the three months ended June 30, 2014:

Period/Purpose	Total number of shares	Average Price Paid per Share		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 – 30, 2014
Stock repurchase program(a)	4,682,121	$3.71		4,682,121	$4,606,352
Restricted stock vesting(b)	118,365	$3.54	(c)	n/a	n/a
Total April 1 – 30, 2014	4,800,486	$3.71		4,682,121	$4,606,352
May 1 – 31, 2014
Stock repurchase program(a)	4,286,865	$3.40		4,286,865	$38,446,957
Restricted stock vesting(b)	59,568	$3.26	(c)	n/a	n/a
Dividend reinvestment requirements(d)	1,189	$3.42	(e)	n/a	n/a
Total May 1 – 31, 2014	4,347,622	$3.40		4,286,865	$38,446,957
June 1 – 30, 2014
Stock repurchase program(a)	4,344,507	$3.51		4,344,507	$23,181,650
Restricted stock vesting(b)	1,477	$3.92	(c)	n/a	n/a
Total June 1 – 30, 2014	4,345,984	$3.51		4,344,507	$23,181,650
Total	13,494,092	$3.55		13,313,493	$23,181,650

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
ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
Not Applicable.
ITEM 4. MINE SAFETY DISCLOSURES.
Not Applicable.
ITEM 5. OTHER INFORMATION.
As disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013, effective March 6, 2014, Beverly Jane Alley, our former Controller, assumed the position of Interim Chief Financial Officer and Treasurer. On August 5, 2014, our board of directors appointed Ms. Alley Chief Financial Officer and Treasurer.

ITEM 6. EXHIBITS.
The following table lists exhibits filed as part of this report, according to the number assigned to them in Item 601 of Regulation S-K. All exhibits listed in the following table are incorporated by reference except for those exhibits denoted in the last column.

		Incorporated by Reference
Exhibit No.	Description	Form and SEC File No.	Filing Date with SEC	Exhibit No.	Filed with this 10-Q

10.1	Agreement Terminating Financing Agreement between MCG Capital Corporation and Bank of America, N.A. dated April 21, 2014.	8-K (0-33377)	April 21, 2014	10.1
10.2	Letter Agreement between MCG Capital Corporation and B. Hagen Saville dated April 21, 2014.	8-K (0-33377)	April 21, 2014	10.2
10.3	Amendment No. 1 to Severance, Confidentiality and Non-Solicitation Agreement by and between MCG Capital Corporation and Keith Kennedy dated April 21, 2014.	8-K (0-33377)	April 21, 2014	10.3
15.1	Letter regarding unaudited interim financial information from Ernst & Young LLP, independent registered public accounting firm				*
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

MCG Capital Corporation

Date:	August 7, 2014	By:	/s/ KEITH KENNEDY
Keith Kennedy
Chief Executive Officer (Principal Executive Officer)

Date:	August 7, 2014	By:	/s/ BEVERLY JANE ALLEY
Beverly Jane Alley
Chief Financial Officer (Principal Financial and Accounting Officer)