Form 10-Q
period 2014-09-30
MCG CAPITAL CORP
filed 2014-10-29
CIK 1141299

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).    Yes ☐ No ☒
As of October 27, 2014, there were 43,506,621 shares of the registrant’s $0.01 par value Common Stock outstanding.

MCG CAPITAL CORPORATION
FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2014

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
MCG Capital Corporation
Consolidated Balance Sheets

(in thousands, except per share amounts)	September 30, 2014	December 31, 2013
	(unaudited)
Assets
Cash and cash equivalents	$114,569	$91,598
Cash, restricted	1,633	33,895
Cash, securitization accounts	—	13,906
Investments at fair value
Non-affiliate investments (cost of $218,005 and $444,217, respectively)	56,232	268,173
Affiliate investments (cost of $999 and $59,470, respectively)	1,512	56,792
Control investments (cost of $54,471 and $62,751, respectively)	35,826	43,908
Total investments (cost of $273,475 and $566,438, respectively)	93,570	368,873
Interest receivable	952	2,087
Other assets	488	3,634
Total assets	$211,212	$513,993
Liabilities
Borrowings (maturing within one year of $0 and $25,172, respectively)	$—	$175,172
Interest payable	—	2,345
Other liabilities	5,244	2,522
Total liabilities	5,244	180,039
Commitments and contingencies (Note 11)
Stockholders’ equity
Preferred stock, par value $0.01, authorized 1 share, none issued and outstanding	—	—
Common stock, par value $0.01, authorized 200,000 shares on September 30, 2014 and December 31, 2013, 45,965 issued and outstanding on September 30, 2014 and 70,510 issued and outstanding on December 31, 2013	460	705
Paid-in capital	891,536	980,930
Distributions in excess of earnings	(506,121)	(449,915)
Net unrealized depreciation on investments	(179,907)	(197,766)
Total stockholders’ equity	205,968	333,954
Total liabilities and stockholders’ equity	$211,212	$513,993
Net asset value per common share at end of period	$4.48	$4.74

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

MCG Capital Corporation
Consolidated Statements of Operations
(unaudited)

	Three months ended		Nine months ended
	September 30		September 30
(in thousands, except per share amounts)	2014	2013	2014	2013
Revenue
Interest and dividend income
Non-affiliate investments (less than 5% owned)	$3,664	$10,060	$18,387	$28,915
Affiliate investments (5% to 25% owned)	926	1,238	2,815	4,560
Control investments (more than 25% owned)	683	1,289	2,089	4,462
Total interest and dividend income	5,273	12,587	23,291	37,937
Advisory fees and other income
Non-affiliate investments (less than 5% owned)	378	570	1,206	1,344
Control investments (more than 25% owned)	13	13	38	25
Total advisory fees and other income	391	583	1,244	1,369
Total revenue	5,664	13,170	24,535	39,306
Operating expense
Interest expense	3,483	2,316	7,339	7,003
Employee compensation
Salaries and benefits	996	644	3,857	3,610
Amortization of employee restricted stock awards	127	420	1,681	1,174
Total employee compensation	1,123	1,064	5,538	4,784
General and administrative expense	2,034	1,824	7,760	3,942
Restructuring expense	—	2	—	14
Total operating expense	6,640	5,206	20,637	15,743
Net operating (loss) income before net investment gain (loss) and income tax (benefit) provision	(976)	7,964	3,898	23,563
Net realized (loss) gain on investments
Non-affiliate investments (less than 5% owned)	(13,905)	109	(22,739)	(658)
Affiliate investments (5% to 25% owned)	(18,827)	(7)	(18,827)	(554)
Control investments (more than 25% owned)	(3,372)	—	(3,258)	51
Total net realized (loss) gain on investments	(36,104)	102	(44,824)	(1,161)
Net unrealized appreciation (depreciation) on investments
Non-affiliate investments (less than 5% owned)	12,151	(5,005)	14,271	(10,374)
Affiliate investments (5% to 25% owned)	19,535	71	3,191	8,506
Control investments (more than 25% owned)	6,226	217	198	(807)
Other fair value adjustments	301	(1)	199	(1)
Total net unrealized appreciation (depreciation) on investments	38,213	(4,718)	17,859	(2,676)
Net investment gain (loss) before income tax provision	2,109	(4,616)	(26,965)	(3,837)
Income tax (benefit) provision	(152)	59	(148)	111
Net income (loss)	$1,285	$3,289	$(22,919)	$19,615
Income (loss) per basic and diluted common share	$0.03	$0.05	$(0.38)	$0.28
Cash distributions declared per common share	$0.05	$0.125	$0.245	$0.38
Weighted-average common shares outstanding—basic and diluted	49,805	71,208	59,942	71,313

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

MCG Capital Corporation
Consolidated Statements of Changes in Net Assets
(unaudited)

	Nine months ended
	September 30
(in thousands, except per share amounts)	2014	2013
Increase (decrease) in net assets from operations
Net operating income before net investment loss and income tax provision	$3,898	$23,563
Net realized loss on investments	(44,824)	(1,161)
Net unrealized appreciation (depreciation) on investments	17,859	(2,676)
Income tax benefit (provision)	148	(111)
Net income (loss)	(22,919)	19,615
Distributions to stockholders
Distributions declared from net operating income	(5,147)	(20,158)
Distributions declared in excess of net operating income	(10,281)	(6,548)
Net decrease in net assets resulting from stockholder distributions	(15,428)	(26,706)
Capital share transactions
Repurchase of common stock	(90,720)	(2,272)
Amortization of restricted stock awards
Employee awards accounted for as employee compensation	1,681	1,174
Non-employee director awards accounted for as general and administrative expense	40	43
Common stock withheld to pay taxes applicable to the vesting of restricted stock	(640)	(81)
Net decrease in net assets resulting from capital share transactions	(89,639)	(1,136)
Total decrease in net assets	(127,986)	(8,227)
Net assets
Beginning of period	333,954	371,728
End of period	$205,968	$363,501
Net asset value per common share at end of period	$4.48	$5.10
Common shares outstanding at end of period	45,965	71,212

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

MCG Capital Corporation
Consolidated Statements of Cash Flows
(unaudited)

	Nine months ended
	September 30
(in thousands)	2014	2013
Cash flows from operating activities
Net (loss) income	$(22,919)	$19,615
Adjustments to reconcile net (loss) income to net cash provided by operating activities
Investments in portfolio companies	(8,944)	(85,029)
Principal collections related to investment repayments or sales	247,825	167,724
Increase (decrease) in interest receivable, accrued payment-in-kind interest and dividends	10,591	(5,948)
Amortization of restricted stock awards
Employee	1,681	1,174
Non-employee director	40	43
Decrease in cash—securitization accounts from interest collections	1,399	2,431
(Increase) decrease in restricted cash—escrow accounts	(637)	5,881
Depreciation and amortization	2,908	1,019
Decrease in other assets	238	500
Increase (decrease) in other liabilities	379	(7,702)
Realized loss on investments	44,824	1,161
Net unrealized (appreciation) depreciation on investments	(17,859)	2,676
Net cash provided by operating activities	259,526	103,545
Cash flows from financing activities
Repurchase of common stock	(90,720)	(2,272)
Payments on borrowings	(179,685)	(68,879)
Proceeds from borrowings	4,513	—
Decrease in cash in restricted and securitization accounts
Securitization accounts for repayment of principal on debt	12,479	6,756
Restricted cash	32,926	10,549
Payment of financing costs	—	(116)
Distributions paid	(15,428)	(26,706)
Common stock withheld to pay taxes applicable to the vesting of restricted stock	(640)	(81)
Net cash used in financing activities	(236,555)	(80,749)
Net increase in cash and cash equivalents	22,971	22,796
Cash and cash equivalents
Beginning balance	91,598	73,588
Ending balance	$114,569	$96,384
Supplemental disclosure of cash flow information
Interest paid	$6,804	$7,802
Income taxes paid	—	158
Paid-in-kind interest accrued	2,775	1,644
Paid-in-kind interest collected	12,135	2,161
Dividend income collected	747	680

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

MCG Capital Corporation
Consolidated Schedule of Investments
September 30, 2014 (unaudited)
(dollars in thousands)

			Interest Rate(7)					Fair Value
Portfolio Company	Industry	Investment	Current	PIK	Total	Principal	Cost

Control Investments(4):
GMC Television Broadcasting, LLC(2)	Broadcasting	Senior Debt (Due 12/16)	4.2%	—	4.2%	$10,203	$7,869	$9,165
		Subordinated Debt (Due 12/16)(6)	2.5%	—	2.5%	11,814	6,975	—
		Class B Voting Units (8.0%, 86,700 units)(5)					9,071	—
RadioPharmacy Investors, LLC(2)	Healthcare	Senior Debt (Due 12/16)	9.5%	—	9.5%	17,195	17,192	17,192
		Preferred LLC Interest (19.7%, 70,000 units)(5)					13,364	9,469
Total control investments (represents 38.3% of total investments at fair value)							54,471	35,826
Affiliate Investments(3):
IDOC, LLC	Healthcare	Limited Partner Interests(2)(5)					999	1,512
Total affiliate investments (represents 1.6% of total investments at fair value)							999	1,512
Non-Affiliate Investments (less than 5% owned):
Accurate Group Holdings, Inc.(2)	Business Services	Subordinated Unsecured Debt (Due 8/18)	12.5%	—	12.5%	10,000	9,848	9,848
		Series A Preferred Stock (974,805 shares)(5)					2,000	1,247
Broadview Networks Holdings, Inc.(9)	Communications	Common Stock (132,779 shares)(5)					159,579	266
		Series A-1 Warrant to purchase Common Stock (expire 11/20)(5)					—	—
		Series A-2 Warrant to purchase Common Stock (expire 11/20)(5)					—	—
C7 Data Centers, Inc.	Business Services	Senior Debt (Due 9/19)	9.5%	—	9.5%	14,850	14,672	14,672
Community Investors, Inc.	Business Services	Preferred Stock (10.0%, 271,169 shares)					271	206
		Series A-1 Preferred Stock (10.0%, 126,928 shares)					298	226
		Common Stock (2,564 shares)(5)					3	—
Golden Knight II CLO, Ltd.(8)(10)	Diversified Financial Services	Income Notes (Due 4/19)(5)					2,029	1,600
Industrial Safety Technologies, LLC	Manufacturing	Subordinated Debt (Due 6/19)	9.5%	2.0%	11.5%	10,188	10,056	10,056
Intrafusion Holding Corp.	Healthcare	Subordinated Debt (Due 6/18)	13.7%	—	13.7%	8,500	8,367	8,367
Maverick Healthcare Equity, LLC	Healthcare	Preferred Units (10.0%, 1,250,000 units)(5)					2,021	883
		Class A Common Units (1,250,000 units)(5)					—	—
South Bay Mental Health Center, Inc.	Healthcare	Subordinated Debt (Due 10/17)	12.0%	2.5%	14.5%	8,974	8,861	8,861
Total non-affiliate investments (represents 60.1% of total investments at fair value)							218,005	56,232
Total Investments							$273,475	$93,570

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

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

MCG Capital Corporation
Consolidated Schedule of Investments

(1)
Some or all of this security was held by our SBIC subsidiary or one of our other financing subsidiaries and may have been pledged as collateral in connection therewith. See Note 5—Borrowings to the Condensed Consolidated Financial Statements.

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

(10)	In October 2014, we sold our income notes in Golden Knight II CLO, Ltd. for $1.6 million.

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
Small Business Investment Subsidiary—We own Solutions Capital I, L.P., or Solutions Capital, a wholly owned subsidiary that, until September 19, 2014, had been licensed by the United States Small Business Administration, or SBA, and operated as a small business investment company, or SBIC, under the Small Business Investment Act of 1958, as amended, or SBIC Act. In connection with the formation of Solutions Capital, MCG also established another wholly owned subsidiary, Solutions Capital G.P., LLC, to act as the general partner of Solutions Capital, while MCG is the sole limited partner.
Wholly Owned Special-Purpose Financing Subsidiary—This subsidiary was a bankruptcy remote, special-purpose entity to which we transferred certain loans. The financing subsidiary, in turn, transferred the loans to a Delaware statutory trust. For accounting purposes, the transfers of the loans to the Delaware statutory trust were structured as an on-balance sheet securitization.
The accompanying financial statements reflect the consolidated accounts of MCG and the following subsidiaries: Solutions Capital; Solutions Capital G.P., LLC; and MCG’s former special-purpose financing subsidiary, MCG Finance VII, LLC.
Basis of Presentation and Use of Estimates
These unaudited financial statements and the accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America and conform to Regulation S-X under the Securities Exchange Act of 1934, as amended. We believe we have made all necessary adjustments so that the financial statements are presented fairly and that all such adjustments are of a normal recurring nature. We eliminated all significant intercompany balances. In accordance with Article 6 of Regulation S-X of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, we do not consolidate portfolio company investments, including those in which we have a controlling interest. Further, in connection with the preparation of these Condensed Consolidated Financial Statements, we have evaluated subsequent events that occurred after the balance sheet date as of September 30, 2014 through the date these financial statements were issued.
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
NOTE 2—INVESTMENT PORTFOLIO
The following table summarizes the composition of our investment portfolio at cost and fair value:

	COST BASIS				FAIR VALUE BASIS
	September 30, 2014		December 31, 2013		September 30, 2014		December 31, 2013
(dollars in thousands)	Investments at Cost	% of Total Portfolio	Investments at Cost	% of Total Portfolio	Investments at Fair Value	% of Total Portfolio	Investments at Fair Value	% of Total Portfolio
Debt Investments
Senior secured debt	$39,732	14.6%	$190,783	33.7%	$41,029	43.8%	$185,524	50.3%
Subordinated debt
Secured	34,259	12.5	118,632	20.9	27,283	29.2	108,338	29.4
Unsecured	9,848	3.6	42,452	7.5	9,848	10.5	42,452	11.5
Total debt investments	83,839	30.7	351,867	62.1	78,160	83.5	336,314	91.2
Equity investments
Preferred	29,055	10.6	44,956	8.0	13,632	14.6	28,390	7.7
Common/common equivalents	160,581	58.7	169,615	29.9	1,778	1.9	4,169	1.1
Total equity investments	189,636	69.3	214,571	37.9	15,410	16.5	32,559	8.8
Total investments	$273,475	100.0%	$566,438	100.0%	$93,570	100.0%	$368,873	100.0%
Our debt instruments bear contractual interest rates ranging from 2.5% to 14.5%, a portion of which may be in the form of paid-in-kind interest, or PIK. As of September 30, 2014, approximately 63.4% of the fair value of our loan portfolio had variable interest rates, based on a London Interbank Offer Rate, or LIBOR, benchmark or the prime rate, and 36.6% of the fair value of our loan portfolio had fixed interest rates. As of September 30, 2014, approximately 51.5% of our loan portfolio, at fair value, had LIBOR floors between 1.5% and 2.0% on a LIBOR-based index or prime floors between 2.8% and 4.5%. At origination, our loans generally have four- to six-year stated maturities. Borrowers typically pay an origination fee based on a percent of the total commitment and a fee on undrawn commitments.
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
The following table summarizes the cost and fair value of loans more than 90 days past due and loans on non-accrual status.

	COST BASIS				FAIR VALUE BASIS
	September 30, 2014		December 31, 2013		September 30, 2014		December 31, 2013
(dollars in thousands)	Investments at Cost	% of Loan Portfolio	Investments at Cost	% of Loan Portfolio	Investments at Fair Value	% of Loan Portfolio	Investments at Fair Value	% of Loan Portfolio
Loans greater than 90 days past due
On non-accrual status	$—	—%	$3,897	1.11%	$—	—%	$—	—%
Total loans greater than 90 days past due	$—	—%	$3,897	1.11%	$—	—%	$—	—%
Loans on non-accrual status
0 to 90 days past due	$6,975	8.32%	$17,531	4.98%	$—	—%	$4,493	1.34%
Greater than 90 days past due	—	—	3,897	1.11	—	—	—	—
Total loans on non-accrual status	$6,975	8.32%	$21,428	6.09%	$—	—%	$4,493	1.34%
The following table summarizes our investment portfolio by industry at fair value:

	September 30, 2014		December 31, 2013
(dollars in thousands)	Investments at Fair Value	Percent of Total Portfolio	Investments at Fair Value	Percent of Total Portfolio
Healthcare	$46,284	49.5%	$84,922	23.0%
Business services	26,200	28.0	64,108	17.4
Manufacturing	10,056	10.7	51,735	14.0
Broadcasting	9,165	9.8	12,252	3.3
Diversified financial services	1,600	1.7	3,298	0.9
Education	—	—	57,905	15.7
Publishing	—	—	25,312	6.9
Insurance	—	—	23,620	6.4
Restaurants	—	—	23,010	6.2
Information services	—	—	12,552	3.4
Home furnishings	—	—	4,730	1.3
Consumer products	—	—	4,657	1.3
Other(a)	265	0.3	772	0.2
Total	$93,570	100.0%	$368,873	100.0%
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

(in thousands)	Nine months ended
	September 30, 2014
Company	Originations	Draws/ Advances	PIK Advances/ Dividends	Total
Debt
Oceans Acquisition, Inc.	$—	$3,250	$—	$3,250
Community Investors, Inc.	—	1,667	—	1,667
Other (< $1 million)	—	1,400	2,774	4,174
Total debt	—	6,317	2,774	9,091
Equity
Other (< $1 million)	—	298	547	845
Total Equity	—	298	547	845
Total originations and advances	$—	$6,615	$3,321	$9,936
As of September 30, 2014, we have commitments to invest an additional $2.0 million to our portfolio companies. See Note 11—Commitments and Contingencies.
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

Assets Measured at Fair Value on a Recurring Basis
The following table presents the assets that we report at fair value on our Consolidated Balance Sheets by fair value hierarchy:

	September 30, 2014
(in thousands)	Internal Models with Significant		Total Fair Value Reported in Consolidated Balance Sheet
	Observable Market Parameters (Level 2)	Unobservable Market Parameters (Level 3)
Non-affiliate investments
Senior secured debt	$—	$14,672	$14,672
Subordinated secured debt	—	27,283	27,283
Unsecured subordinated debt	—	9,848	9,848
Preferred equity	1,600	2,563	4,163
Common/common equivalents	266	—	266
Total non-affiliate investments	1,866	54,366	56,232
Affiliate investments
Common/common equivalents	—	1,512	1,512
Total affiliate investments	—	1,512	1,512
Control investments
Senior secured debt	—	26,357	26,357
Preferred equity	—	9,469	9,469
Total control investments	—	35,826	35,826
Total assets at fair value	$1,866	$91,704	$93,570
As of September 30, 2014, we had no investments that had quoted market prices in active markets which we would categorize as Level 1 investments under ASC 820. Cash and cash equivalents are carried at cost which approximates fair value and are Level 1 assets. Interest receivable is carried at cost which approximates fair value.
Valuation Methodologies and Procedures
As required by the 1940 Act, we classify our investments by level of control. Control investments include both majority-owned control investments and non-majority owned control investments. A majority-owned control investment represents a security in which we own more than 50% of the voting interest of the portfolio company and generally control its board of directors. A non-majority owned control investment represents a security in which we own 25% to 50% of the portfolio company’s voting equity. As of each of September 30, 2014 and December 31, 2013, our portfolio contained zero non-majority control investments. Non-control investments represent both affiliate and non-affiliate securities for which we do not have a controlling interest. Affiliate investments represent securities in which we own 5% to 25% of the portfolio company’s equity. Non-affiliate investments represent securities in which we own less than 5% of the portfolio company’s equity.

•
Majority-Owned Control Investments—Majority-owned control investments comprise 38.3% of our investment portfolio as of September 30, 2014. Market quotations are not readily available for these investments; therefore, we use a combination of market and income approaches to determine their fair value. Typically, private companies are bought and sold based on multiples of earnings before interest, taxes, depreciation and amortization, or EBITDA, cash flows, net income, revenues or, in limited cases, book value. Generally, we apply multiples that we observe for other comparable companies to relevant financial data for the portfolio company in question. Also, in a limited number of cases, we use income approaches to determine fair value, based on our projections of the discounted future free cash flows that the portfolio company will likely generate, as well as industry derived capital costs. Our valuation approaches for majority-owned investments estimate the value upon a hypothetical sale or exit and then allocates such value to the investment's securities in order of their relative liquidation preference. In addition, we assume that any outstanding debt or other securities that are senior to our securities are required to be repaid at par. These valuation approaches consider the value of our ability to control the portfolio company’s capital structure and the timing of a potential exit.

•
Non-Control Investments—Non-control investments comprise 61.7% of our investment portfolio as of September 30, 2014. Quoted prices are not available for 96.8% of our non-control investments as of September 30, 2014. For our non-control equity investments, we use the same market and income approaches used to value our control investments. For non-control debt investments for which no quoted prices are available, we estimate fair value using a market-yield approach based on the expected future cash flows discounted at the loans’ effective interest rates, based on our estimate of current market rates. We may adjust discounted cash flow calculations to reflect other market conditions or the perceived credit risk of the borrower. In the event the fair value of a non-control debt investment, as determined by the same market or income approach used to value our control investments, is below our cost, we estimate the fair value using the market or income approach.

•
Thinly Traded and Over-the-Counter Securities—Generally, we value securities that are traded in the over-the-counter market or on a stock exchange at the average of the prevailing bid and ask prices on the date of the relevant period end. However, we may apply a discount to the market value of restricted or thinly-traded public securities to reflect the impact that these restrictions have on the value of these securities. We review factors, including the trading volume, total securities outstanding and our percentage ownership of securities to determine whether the trading levels are active (Level 1) or inactive (Level 2). As of September 30, 2014, these securities represented 2.0% of our investment portfolio. We utilize independent pricing services to arrive at certain of our fair value estimates. To corroborate “bid/ask” quotes from independent pricing services we perform a market-yield approach to validate prices obtained or obtain other evidence.

Our valuation analyses incorporate the impact that key events could have on the securities’ values, including public and private mergers and acquisitions, purchase transactions, public offerings, letters of intent and subsequent debt or equity sales. Our valuation analyses also include key external data, such as market changes and industry valuation benchmarks. We also engage independent valuation firms to provide additional data points for our quarterly valuation analyses. Our general practice is to obtain an independent valuation or review of valuation at least once per year for each portfolio investment that had a fair value in excess of $5.0 million, unless the fair value has otherwise been derived through a sale of some or all of our investment in the portfolio company or is a new investment made within the last twelve months. In total, as of September 30, 2014, we either obtained a valuation or review from an independent firm, considered new investments made or used market quotes in the preceding twelve-month period to calculate 99.1% of our investment portfolio, calculated on a fair value basis.
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
Changes in Level 3 Fair Value Measurements
We classify securities in the Level 3 valuation hierarchy based on the significance of the unobservable factors to the overall fair value measurement. Our fair value approach for Level 3 securities primarily uses unobservable inputs, but may also include observable, actively quoted components derived from external sources. Accordingly, the gains and losses in the table below include fair value changes due, in part, to observable factors. Additionally, we transfer investments in and out of Level 1, 2 and 3 securities as of the ending balance sheet date, based on changes in the use of observable and unobservable inputs utilized to perform the valuation for the period. During the three and nine months ended September 30, 2014, our investment in Broadview Networks Holdings, Inc. was transferred from level 3 to level 2, because its common stock began trading in an inactive market. During the three and nine months ended September 30, 2013, there were no transfers in or out of Level 1, 2 or 3.

The following table provides a reconciliation of fair value changes during the three months ended September 30, 2014 for all investments for which we determine fair value using unobservable (Level 3) factors:

(in thousands)	Fair value measurements using unobservable inputs (Level 3)
	Non-affiliate Investments	Affiliate Investments	Control Investments	Total
Fair value as of June 30, 2014
Senior secured debt	$49,681	$33,650	$16,737	$100,068
Subordinated secured debt	42,384	—	11,005	53,389
Unsecured subordinated debt	22,821	—	—	22,821
Preferred equity	2,589	3,275	7,183	13,047
Common/common equivalents equity	1,592	1,512	—	3,104
Total fair value as of June 30, 2014	119,067	38,437	34,925	192,429
Realized/unrealized gain (loss)
Senior secured debt	875	82	568	1,525
Preferred equity	13	725	2,286	3,024
Common/common equivalents equity	(840)	—	—	(840)
Total realized/unrealized gain	48	807	2,854	3,709
Issuances
Senior secured debt	15,033	(14,439)	10,197	10,791
Subordinated secured debt	407	—	(10,108)	(9,701)
Unsecured subordinated debt	95	—	—	95
Preferred equity	322	—	—	322
Total issuances	15,857	(14,439)	89	1,507
Settlements
Senior secured debt	(46,404)	(15,831)	(1,145)	(63,380)
Subordinated secured debt	(9,508)	—	(897)	(10,405)
Unsecured subordinated debt	(13,068)	—	—	(13,068)
Preferred equity	(361)	—	—	(361)
Common/common equivalents equity	(41)	—	—	(41)
Total settlements	(69,382)	(15,831)	(2,042)	(87,255)
Sales
Senior secured debt	(4,513)	(3,462)	—	(7,975)
Subordinated secured debt	(6,000)	—	—	(6,000)
Preferred equity	—	(4,000)	—	(4,000)
Common/common equivalents equity	(711)	—	—	(711)
Total sales	(11,224)	(7,462)	—	(18,686)
Fair value as of September 30, 2014
Senior secured debt	14,672	—	26,357	41,029
Subordinated secured debt	27,283	—	—	27,283
Unsecured subordinated debt	9,848	—	—	9,848
Preferred equity	2,563	—	9,469	12,032
Common/common equivalents equity	—	1,512	—	1,512
Total fair value as of September 30, 2014	$54,366	$1,512	$35,826	$91,704
There were no purchases of level 3 investments during the three months ended September 30, 2014.

The following table provides a reconciliation of fair value changes during the three-month period ended September 30, 2013 for all investments for which we determine fair value using unobservable (Level 3) factors:

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

Unrealized (Depreciation) Appreciation of Level 3 Investments
The following table summarizes the unrealized appreciation (depreciation) that we recognized on those investments for which we determined fair value using unobservable inputs (Level 3) for the three months ended September 30, 2014 and 2013:

	Three months ended September 30, 2014				Three months ended September 30, 2013
(in thousands)	Non-affiliate Investments	Affiliate Investments	Control Investments	Total	Non-affiliate Investments	Affiliate Investments	Control Investments	Total
Change in unrealized appreciation (depreciation)
Senior secured debt	$3,885	$15,809	$3,940	$23,634	$(1,379)	$(35)	$5	$(1,409)
Subordinated secured debt	3,352	—	—	3,352	(372)	—	—	(372)
Preferred equity	13	3,725	2,286	6,024	(3,134)	106	211	(2,817)
Common/common equivalents equity	6,502	—	—	6,502	(108)	—	—	(108)
Total change in unrealized appreciation (depreciation) on Level 3 investments	$13,752	$19,534	$6,226	$39,512	$(4,993)	$71	$216	$(4,706)

The following table provides a reconciliation of fair value changes during the nine months ended September 30, 2014 for all investments for which we determine fair value using unobservable (Level 3) factors:

(in thousands)	Fair value measurements using unobservable inputs (Level 3)
	Non-affiliate Investments	Affiliate Investments	Control Investments	Total
Fair value as of December 31, 2013
Senior secured debt	$105,674	$51,471	$19,892	$177,037
Subordinated secured debt	97,497	—	10,841	108,338
Unsecured subordinated debt	42,452	—	—	42,452
Preferred equity	8,261	3,656	13,175	25,092
Common/common equivalents equity	2,504	1,665	—	4,169
Total fair value as of December 31, 2013	256,388	56,792	43,908	357,088
Realized/unrealized gain (loss)
Senior secured debt	(297)	(15,727)	532	(15,492)
Subordinated secured debt	(4,070)	—	—	(4,070)
Preferred equity	(1,177)	344	(3,706)	(4,539)
Common/common equivalents equity	(871)	(153)	—	(1,024)
Total realized/unrealized (loss)	(6,415)	(15,536)	(3,174)	(25,125)
Issuances
Senior secured debt	21,732	(13,869)	10,224	18,087
Subordinated secured debt	2,263	—	(9,944)	(7,681)
Unsecured subordinated debt	1,011	—	—	1,011
Preferred equity	643	—	—	643
Total issuances	25,649	(13,869)	280	12,060
Settlements
Senior secured debt	(62,432)	(18,413)	(4,291)	(85,136)
Subordinated secured debt	(52,873)	—	(897)	(53,770)
Unsecured subordinated debt	(33,615)	—	—	(33,615)
Preferred equity	(425)	—	—	(425)
Common/common equivalents equity	(41)	—	—	(41)
Total settlements	(149,386)	(18,413)	(5,188)	(172,987)
Sales
Senior secured debt	(50,005)	(3,462)	—	(53,467)
Subordinated secured debt	(15,534)	—	—	(15,534)
Preferred equity	(4,739)	(4,000)	—	(8,739)
Common/common equivalents equity	(1,117)	—	—	(1,117)
Total sales	(71,395)	(7,462)	—	(78,857)
Transfers
Common/common equivalents equity	(475)	—	—	(475)
Total transfers	(475)	—	—	(475)
Fair value as of September 30, 2014
Senior secured debt	14,672	—	26,357	41,029
Subordinated secured debt	27,283	—	—	27,283
Unsecured subordinated debt	9,848	—	—	9,848
Preferred equity	2,563	—	9,469	12,032
Common/common equivalents equity	—	1,512	—	1,512
Total fair value as of September 30, 2014	$54,366	$1,512	$35,826	$91,704
There were no purchases of level 3 investments during the nine months ended September 30, 2014.

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

Unrealized (Depreciation) Appreciation of Level 3 Investments
The following table summarizes the unrealized appreciation (depreciation) that we recognized on those investments for which we determined fair value using unobservable inputs (Level 3) for the nine months ended September 30, 2014 and 2013:

	Nine months ended September 30, 2014				Nine months ended September 30, 2013
(in thousands)	Non-affiliate Investments	Affiliate Investments	Control Investments	Total	Non-affiliate Investments	Affiliate Investments	Control Investments	Total
Change in unrealized appreciation (depreciation)
Senior secured debt	$2,539	$—	$3,903	$6,442	$(252)	$174	$11	$(67)
Subordinated secured debt	3,319	—	—	3,319	1,560	190	—	1,750
Preferred equity	2,741	3,344	(3,706)	2,379	(3,086)	1,189	(820)	(2,717)
Common/common equivalents equity	7,008	(153)	—	6,855	1,022	23	—	1,045
Total change in unrealized appreciation (depreciation) on Level 3 investments	$15,607	$3,191	$197	$18,995	$(756)	$1,576	$(809)	$11
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
The following table summarizes the significant unobservable inputs in the fair value measurements of our level 3 investments by category of investment and valuation technique as of September 30, 2014:

($ in thousands)	Fair Value	Valuation Techniques	Unobservable Inputs	Range		Weighted Average
				Minimum	Maximum
Senior debt	$41,029	Discounted cash flow	Market interest rate	7.8%	7.8%	7.8%
		Pending transactions/Letters of intent	Discount	—%	—%	—%
		Market comparable companies	EBITDA multiple(a)	6.0x	6.0x	6.0x
Subordinated debt	37,131	Discounted cash flow	Market interest rate	7.8%	14.5%	11.7%
		Pending transactions/Letters of intent	Discount	—%	—%	—%
Preferred and common equity	13,544	Market comparable companies	EBITDA multiple(a)	6.0x	10.0x	6.7x
		Pending transactions/Letters of intent	Discount	—%	—%	—%
	$91,704

(a)	EBITDA may include proforma adjustments and/or other addbacks based on specific circumstances related to each investment.

NOTE 4—CONCENTRATIONS OF INVESTMENT RISK
During the nine months ended September 30, 2014, we had concentrations in certain industries, including the healthcare, business services, and manufacturing industries. The following table summarizes our fair value and revenue concentrations in each of those industries:

	Investments at fair value				Revenue for the nine months ended
	September 30, 2014		December 31, 2013		September 30, 2014		September 30, 2013
(dollars in thousands)	Amount	% of Total Portfolio	Amount	% of Total Portfolio	Amount	% of Total Revenue	Amount	% of Total Revenue
Industry
Healthcare	$46,284	49.5%	$84,922	23.0%	$6,476	26.4%	$10,189	25.9%
Business services	26,200	28.0	64,108	17.4	6,116	24.9	6,073	15.4
Manufacturing	10,056	10.7	51,735	14.0	5,241	21.4	4,424	11.3
Total	$82,540	88.2	$200,765	54.4	$17,833	72.7	$20,686	52.6
NOTE 5—BORROWINGS
As of September 30, 2014, we had no outstanding borrowings or borrowing facilities. The following table summarizes our borrowing facilities, the facility amounts and amounts outstanding.

		September 30, 2014		December 31, 2013
(dollars in thousands)	Maturity Date	Total Facility/ Program	Amount Outstanding	Total Facility/ Program	Amount Outstanding
SBIC(a)
2008-10B	September 2018	$—	$—	$2,600	$2,600
2009-10A	March 2019	—	—	12,000	12,000
2009-10B	September 2019	—	—	13,000	13,000
2010-10B	September 2020	—	—	27,500	27,500
2011-10A	March 2021	—	—	53,500	53,500
2012-10A	March 2022	—	—	41,400	41,400
MCG Commercial Loan Trust 2006-1(b)
Series 2006-1 Class D Notes	April 2018	—	—	40,016	25,172
Bank of America Unsecured Revolver(c)
Unsecured Revolving Note	November 2014	—	—	20,000	—
Total borrowings		$—	$—	$210,016	$175,172
__________

(a)	In September 2014, the SBIC Debentures were repaid in full.

(b)	In January 2014, the Class D Notes were repaid in full.

(c)	In April 2014, we terminated the undrawn Bank of America Unsecured Revolver.
On September 2, 2014, we prepaid in full the $150.0 million of SBIC debentures owed to the SBA by Solutions Capital. In connection with the repayment of the SBIC debentures, we recorded $2.3 million of accelerated deferred financing costs in interest expense. In addition, on April 21, 2014, based on our assessment of our excess liquidity, we terminated our undrawn unsecured revolving credit facility with Bank of America, N.A. in the principal amount of $20.0 million, or the Bank of America Unsecured Revolver.
As a BDC, we are not permitted to incur indebtedness or issue senior securities, including preferred stock, unless immediately after such borrowing we have an asset coverage for total borrowings (which excluded our SBIC debentures) of at least 200%. In addition, we may not be permitted to declare any cash dividend or other distribution on our outstanding common shares, or purchase any such shares, unless, at the time of such declaration or purchase, we have an asset coverage ratio of at least 200% after deducting the amount of such dividend, distribution or purchase price. If we are unable to meet this asset coverage requirement, we may not be able to incur additional debt. In October 2008, we received exemptive relief from the SEC which allowed us to exclude debt issued by Solutions Capital from the calculation of our consolidated BDC asset coverage ratio. As of September 30, 2014, there were no senior securities outstanding.

Each of our borrowing facilities had certain financial covenants and non-financial covenants. We were in compliance with the covenants as of December 31, 2013.
We had funded our secured borrowing debt facility through a bankruptcy remote, special-purpose, wholly owned subsidiary. Therefore, this subsidiary’s assets were not available to our creditors. While the secured borrowing was in place, we continued to service those portfolio investments that we used as collateral in our secured borrowing facility.
SBIC Debentures
In September 2014, we prepaid in full the $150 million of SBIC debentures owed to the SBA by Solutions Capital, using excess restricted cash. After repayment, Solutions Capital surrendered its SBIC license to the SBA’s Office of SBIC Operations. As of December 31, 2013, Solutions Capital had borrowed $150.0 million from the SBA. We were permitted to use these funds to provide debt and equity capital to qualifying small businesses. However, we were not permitted to use these funds to provide working capital to MCG, Solutions Capital's parent company.
As of December 31, 2013, we had $207.0 million of investments in Solutions Capital and we had $32.5 million, of restricted cash which could be used for additional investments by Solutions Capital.
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
Note 6—SECURED FINANCING
In June 2014, we monetized substantially all of our investment in Advanced Sleep Concepts, Inc., or Advanced Sleep, through the sale of a 95% participation interest in our senior and subordinated loans. Under the terms of the sale, the purchaser would receive 100% of the payments related to the loan, including interest and principal, until the total payments received exceeded the purchase price plus any additional advances funded by the purchaser to Advanced Sleep and certain expenses incurred by the purchaser. Thereafter, the purchaser would receive 95% and we would receive 5% of any payments received from Advanced Sleep. Under the terms of the sale, the purchaser had no recourse to us for any payments. We continued to service the Advanced Sleep loans on behalf of the purchaser.
We follow the guidance in Accounting Standard Codification Topic 860—Transfers and Servicing, or ASC 860, when accounting for loan participations and other partial loan sales. Such guidance requires a participation or other partial loan sale to meet the definition of a “participating interest,” as defined in the guidance, in order for sale treatment to be allowed. Due to the non-pro-rata allocation of payments, the sale of the interest in Advanced Sleep's loans did not meet the definition of a participating interest under ASC 860 resulting in the loans remaining on our Consolidated Balance Sheets and the proceeds from the sale being recorded as a secured financing. In September 2014, we sold the remaining participation interest in our senior and subordinated loans. The sale of the remaining interest resulted in the derecognition of the loans to Advanced Sleep and the liability for the secured financing and the realization of a loss of $5.7 million and the reversal of previously recorded unrealized depreciation of $5.7 million on our Consolidated Income Statement. In addition, we no longer service the loans on behalf of the purchaser.

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
STOCK REPURCHASE PROGRAM
On January 17, 2012, our board of directors authorized a stock repurchase program of up to $35.0 million, which was terminated after we effected repurchases totaling approximately $29.4 million. On October 25, 2013, our board of directors authorized a second stock repurchase program of up to $25.0 million. On February 28, 2014, our board of directors increased the second stock repurchase program to $35.0 million. On April 25, 2014, our board of directors terminated the second stock repurchase program effective as of May 2, 2014 and authorized a third stock repurchase program of up to $50.0 million effective as of May 5, 2014. On August 5, 2014, our board of directors terminated the third stock repurchase program and authorized a new stock repurchase program of up to $50.0 million effective as of August 12, 2014. Under the new program, we are authorized to repurchase shares of our common stock in open market transactions, including through block purchases, depending on prevailing market conditions and other factors. The repurchase program may be extended, modified or discontinued at any time for any reason. The program does not obligate us to acquire any specific number of shares, and all repurchases are made in accordance with SEC Rule 10b-18, which sets certain restrictions on the method, timing, price and volume of stock repurchases. The following table summarizes our stock repurchases for the three and nine months ended September 30, 2014.

	Three months ended September 30, 2014	Nine months ended September 30, 2014
Dollar amount repurchased (in thousands)	$32,902	$90,720
Shares repurchased	8,285,836	24,358,596
Average price per share	$3.97	$3.72
Discount to quarterly weighted average net asset value per share	10.2%	15.9%
We requested and received the assurance of the staff of the Division of Investment Management that it would not recommend enforcement action to the SEC under the 1940 Act or Rule 17d-1 thereunder if we engage in a stock repurchase program and agree not to issue additional restricted stock under any compensation plan unless such issuance, together with all restricted stock outstanding under all compensation plans, does not exceed 10% of our outstanding common stock at the time of such issuance less the total number of shares previously issued, in the aggregate, pursuant to all compensatory plans. Although as of September 30, 2014, there were 1,426,811 shares of our common stock available for issuance under our Third Amended and Restated 2006 Employee Restricted Stock Plan, or 2006 Plan, no shares of restricted stock could be issued under our 2006 Plan or our Third Amended and Restated 2006 Non-Employee Director Restricted Stock Plan, or 2006 Non-Employee Plan, because the 10% threshold set forth in the SEC's order had been reached due to shares we repurchased under our stock repurchase program.
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
During each of the nine months ended September 30, 2014 and 2013, no shares of restricted stock were issued under the 2006 Plan.
During the nine months ended September 30, 2014, we recognized $1.7 million of compensation expense related to share-based compensation awards including $1.1 million of compensation costs associated with the retirement of our former chief executive officer and other employee terminations. During the nine months ended September 30, 2013, we recognized $1.2 million of compensation expense related to share-based compensation awards. As of September 30, 2014, all the restricted share awards for which forfeiture provisions had not lapsed carried non-forfeitable dividend rights to the holder of the restricted shares. As of September 30, 2014, we had $0.6 million of unrecognized compensation cost related to restricted common stock awarded to employees. We expect to recognize the remaining costs over the remaining weighted-average requisite service period of 1.43 years.
Non-Employee Director Share-Based Compensation
During June 2006, our stockholders initially approved the 2006 Non-Employee Plan which was subsequently amended and restated. In May 2010, our stockholders approved an amendment to the 2006 Non-Employee Plan that increased the number of shares we may award to non-employee members of our board of directors from 100,000 to 150,000 shares. During the nine months ended September 30, 2014, no shares of restricted stock were issued to non-employee directors. Our board of directors has waived the right to an automatic award of 7,500 shares of restricted stock, previously awarded to non-employee directors upon the commencement of each three-year term of board service.  During the nine months ended September 30, 2013, we awarded 15,000 shares of restricted common stock to non-employee directors. During each of the nine months ended September 30, 2014 and 2013, we recognized less than $0.1 million of compensation costs related to share-based awards to non-employee directors. We include this compensation cost in general and administrative expense on our Consolidated Statements of Operations. As of September 30, 2014, we had less than $0.1 million of unrecognized compensation cost related to restricted common stock awarded to non-employee directors, which we expect to recognize over the remaining weighted-average requisite service period of 1.3 years.
SUMMARY OF EMPLOYEE AND NON-EMPLOYEE DIRECTOR SHARE-BASED COMPENSATION
The following table summarizes our restricted stock award activity during the nine months ended September 30, 2014:

	Shares	Weighted-Average Grant Date Fair Value per Share
Subject to forfeiture provisions as of December 31, 2013	895,740	$4.55
Awarded	—	$—
Forfeiture provision satisfied	(521,855)	$4.60
Forfeited	(1,805)	$6.97
Subject to forfeiture provisions as of September 30, 2014	372,080	$4.48

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
We use the asset and liability method to account for our Taxable Subsidiaries' income taxes. Using this method, we recognize deferred tax assets and liabilities for the estimated future tax effects attributable to temporary differences between financial reporting and the tax basis of assets and liabilities. In addition, we recognize deferred tax benefits associated with net operating carryforwards that we may use to offset future tax obligations. We measure deferred tax assets and liabilities using the enacted tax rates expected to apply to taxable income in the years in which we expect to recover or settle those temporary differences. During the nine months ended September 30, 2014, we recorded an income tax benefit of $0.1 million, which was primarily attributable to an NOL carryback and lower than expected flow-through taxable income on certain investments held by our subsidiaries. During the nine months ended September 30, 2013, we recorded an income tax provision of $0.1 million, which was primarily attributable to flow-through taxable income on certain investments held by our subsidiaries.
From December 2001 through September 30, 2014, we declared aggregate per share distributions of $14.13. Each year, we mail statements on Form 1099-DIV to our stockholders that identify whether we made distributions from ordinary income, net capital gains on the sale of securities, each of which are taxable distributions, and/or a return of paid-in-capital surplus, which is a nontaxable distribution. A portion of our distributions may represent a return of capital to our stockholders, to the extent that the total distributions paid in a given year exceed current and accumulated taxable earnings and profits. All or a portion of the distributions that we paid to stockholders during fiscal years 2013, 2012, 2011, 2008, 2006, 2005, 2004 and 2003 represented a return of capital.
We determine the tax attributes of our distributions as of the end of our fiscal year based upon our taxable income for the full year and distributions paid during the full year. Therefore, a determination of tax attributes made on a quarterly basis may not be representative of the actual tax attributes of distributions for a full year. If we determined the tax attributes of our distributions as of September 30, 2014, 33% would be from ordinary income and 67% would be a return of capital. Future distributions will take into account the requirements for us to distribute the majority of our taxable income to fulfill our distribution requirements as a RIC, together with an assessment of our gains and losses recognized or to be recognized for tax purposes, portfolio transactional events, liquidity, cash earnings and our asset coverage ratio at the time of such decision.

On December 22, 2010, the Regulated Investment Company Modernization Act of 2010, or the Modernization Act, was enacted, which changed various technical rules governing the tax treatment of RICs. The changes are generally effective for taxable years beginning after the date of enactment. One of the more prominent changes addresses capital loss carryforwards. Under the Modernization Act, each RIC will be permitted to carry forward capital losses incurred in taxable years beginning after the date of enactment for an unlimited period. However, any losses incurred during those subsequent taxable years will be required to be utilized prior to the losses incurred in pre-enactment taxable years, which carry an expiration date. As a result of this ordering rule, pre-enactment capital loss carryforwards may be more likely to expire unused. Additionally, post-enactment capital loss carryforwards will retain their character as either short-term or long-term capital losses rather than being considered all short-term as permitted under previous regulation. For the tax years ended December 31, 2013, 2012 and 2011, we have total net capital losses of $120.5 million which have no expiration and will be carried forward indefinitely to offset future net capital gains. Capital loss carryforwards from tax years 2009 of $54.2 million and 2010 of $5.2 million will expire December 31, 2017 and December 31, 2018, respectively, unless utilized to offset future net capital gains prior to those expiration dates to the extent permitted by federal tax law.
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

NOTE 10—EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted income per common share for the three and nine months ended September 30, 2014 and 2013:

(dollars in thousands, except per share amounts)	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Numerator for basic and diluted earnings per share
Net income (loss)	$1,285	$3,289	$(22,919)	$19,615
Less: Dividends declared—common and restricted shares	(2,337)	(8,902)	(15,428)	(26,706)
Undistributed loss	(1,052)	(5,613)	(38,347)	(7,091)
Percentage allocated to common shares(a)	99.2%	98.4%	100.0%	98.4%
Undistributed earnings—common shares	(1,044)	(5,523)	(38,347)	(6,978)
Add: Dividends declared—common shares	2,318	8,760	15,428	26,284
Numerator for common shares outstanding excluding participating shares	1,274	3,237	(22,919)	19,306
Numerator for participating unvested shares only	11	52	—	309
Numerator for basic and diluted earnings per share—total	$1,285	$3,289	$(22,919)	$19,615
Denominator for basic and diluted weighted-average shares outstanding
Common shares outstanding	49,428	70,109	59,942	70,189
Participating unvested shares(b)	377	1,109	—	1,124
Basic and diluted weighted-average common shares outstanding—total	49,805	71,218	59,942	71,313
Earnings (loss) per share—basic and diluted
Excluding participating unvested shares	$0.03	$0.05	$(0.38)	$0.28
Including participating unvested shares	$0.03	$0.05	$(0.38)	$0.28

(a) Basic and diluted weighted-average common shares:
Weighted-average common shares outstanding	49,428	70,109	59,942	70,189
Weighted-average restricted shares(b)	377	1,109	—	1,124
Total basic and diluted weighted-average common shares	49,805	71,218	59,942	71,313
Percentage allocated to common shares	99.2%	98.4%	100.0%	98.4%
(b)     For the nine months ended September 30, 2014, we excluded 592 weighted-average shares of restricted common stock from the calculation of diluted loss per share because the inclusion of these shares would have had an anti-dilutive impact on the calculation of loss per share.

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
We do not report the unused portions of these commitments on our Consolidated Balance Sheets. As of September 30, 2014 and December 31, 2013, we had $2.0 million and $18.1 million, respectively, of outstanding unused loan commitments. We estimate that as of each of September 30, 2014 and December 31, 2013, the fair value of these commitments was less than $0.1 million based on the fees that we currently charge to enter into similar arrangements, taking into account the creditworthiness of the counterparties. As of September 30, 2014 and December 31, 2013, we had no outstanding guarantees or standby letters of credit.
LEASE OBLIGATIONS
The lease on our headquarters in Arlington, Virginia has a term from October 2012 through November 2014 with a base rent of $0.4 million per year. The base rent will not increase during the term of the lease. In February 2014, we entered into a new lease for our headquarters in Arlington, Virginia which has a term from December 2014 through December 2015. We have an option to extend the new lease for one additional one year period, which may be exercised prior to December 31, 2014. The base rent for the new lease is $0.7 million per year with a $0.2 million rent credit. The base rent will not increase during the term of the new lease. As of September 30, 2014, our obligations for the remaining term of the lease is $0.6 million, of which $0.5 million will be payable during the next twelve months.

NOTE 12—FINANCIAL HIGHLIGHTS
The following schedule summarizes our financial highlights for the nine months ended September 30, 2014 and 2013:

	Nine months ended
(in thousands, except per share amounts)	September 30
	2014	2013
Per share data
Net asset value at beginning of period(a)	$4.74	$5.18
Net (loss) income(b)
Net operating income before net investment gain (loss) and income tax provision	0.07	0.33
Net realized loss on investments	(0.75)	(0.02)
Net unrealized appreciation (depreciation) on investments	0.30	(0.03)
Income tax provision	—	—
Net income (loss)	(0.38)	0.28
Net decrease in net assets resulting from distributions
Distributions declared from net operating income	(0.08)	(0.29)
Distributions declared in excess of net operating income	(0.17)	(0.09)
Net decrease in net assets resulting from distributions	(0.25)	(0.38)
Net increase in net assets relating to stock-based transactions
Repurchase of common stock(b)	0.31	—
Net increase in stockholders’ equity from restricted stock amortization(b)	0.03	0.02
Net increase in stockholders’ equity from other stock transactions(b)	0.03	—
Net increase in net assets relating to stock-based transactions	0.37	0.02
Net asset value at end of period(a)	4.48	5.10
Market price per share
Beginning of period	$4.26	$4.60
End of period	$3.52	$5.04
Total Return(c)	-11.62%	17.72%
Shares of Common Stock Outstanding
Weighted-average—basic and diluted	59,942	71,313
End of period	45,965	71,212
Net assets
Average	$270,486	$367,445
End of period	$205,968	$363,501
Ratios (annualized)
Operating expenses to average net assets	10.20%	5.74%
Net operating income to average net assets	1.93%	8.60%
General and administrative expense to average net assets	3.84%	1.44%
Return on average equity	-11.33%	7.16%
__________________ (a) Based on total number of shares outstanding.
(b) Based on weighted-average number of shares outstanding.
(c) Total return = [(ending market price per share – beginning market price per share + dividends paid per share) / beginning market price per share].
NOTE 13—SIGNIFICANT SUBSIDIARY
We have determined that for the nine months ended September 30, 2014, RadioPharmacy Investors, LLC, or RadioPharmacy, is an unconsolidated portfolio company that meets the conditions of a significant subsidiary and therefore, we are presenting unaudited summarized financial information of RadioPharmacy as of the most recent periods for which data is available. RadioPharmacy is a private company, which has prepared financial statements in accordance with GAAP but not in accordance with Regulation S-X.

RadioPharmacy is a nuclear compounding pharmacy for regional hospitals and imaging centers. During the nine months ended September 30, 2014, we recognized $1.7 million of total revenue from our investment in RadioPharmacy. The following table sets forth summarized balance sheet information for RadioPharmacy as of September 30, 2014 and December 31, 2013.

(in thousands)	September 30, 2014	December 31, 2013
	(unaudited)	(unaudited)
Assets:
Total current assets	$5,782	$6,573
Total non-current assets	19,364	19,409
Total assets	$25,146	$25,982

Liabilities and Stockholders' Equity:
Current liabilities	$3,932	$3,351
Long-term liabilities	18,374	20,411
Preferred stock	1	1
Other stockholders' equity	2,839	2,219
Total liabilities and stockholders' equity	$25,146	$25,982
The following table sets forth summarized income statement information for RadioPharmacy for the nine months ended September 30, 2014 and 2013.

	Nine months ended September 30,
(in thousands)	2014	2013
	(unaudited)	(unaudited)
Sales	$20,227	$19,894
Gross margin	$12,195	$11,753
Net income (loss)	$620	$151
NOTE 14—SUBSEQUENT EVENTS
Tender Offer
On October 29, 2014, we announced that we expected to commence a modified “Dutch Auction” tender offer to purchase up to $75.0 million of our common stock at a price per share not less than $3.25 and not greater than $3.75. The tender offer is expected to commence on November 3, 2014, and will expire on December 3, 2014, unless extended. Until the expiration of the tender offer, we have suspended our previously announced stock repurchase program.

Review Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
MCG Capital Corporation
We have reviewed the accompanying consolidated balance sheet of MCG Capital Corporation, including the consolidated schedule of investments, as of September 30, 2014, the related consolidated statements of operations for the three- and nine- month periods ended September 30, 2014 and 2013, and the related consolidated statements of changes in net assets, cash flows and financial highlights for the nine-month periods ended September 30, 2014 and 2013. These financial statements are the responsibility of MCG Capital Corporation’s management.
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
October 29, 2014

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The information contained in this section should be read in conjunction with the Selected Financial Data and our Condensed Consolidated Financial Statements and notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q.
This Quarterly Report on Form 10-Q, including Management's Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements that involve substantial risks and uncertainties. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates, forecasts, projections, intentions, goals, strategies, plans, prospects and the beliefs and assumptions of our management including, without limitation: our expectations regarding our results of operations, including revenues, net operating income, net investment losses and general and administrative expenses and the factors that may affect such results; our intentions to commence, and the potential impact of, a self-tender offer for up to $75 million of our common stock when there can be no assurance that we will complete such an offer at such amounts or price levels or at all; our future intentions to repurchase shares of our common stock under our stock repurchase program subject to applicable law; our expectations regarding future monetizations of our investment portfolio; potential future transactions involving the Company, including a sale, a restructuring, a recapitalization, a special dividend to stockholders, a liquidation or other transaction or series of transactions, when there can be no assurance that we will engage in any such transaction, that any such transaction will be successfully consummated or of the value of such transaction if consummated; the sufficiency of liquidity to meet 2014 operating requirements, new origination opportunities, potential dividend distributions and any stock repurchases under our tender offer or under our stock repurchase program; our expectations regarding the full use before expiration of certain financial instruments, including loans, participations in loans, guarantees, letters of credit and other financial commitments; our decisions to make dividend distributions after taking into account our distribution requirements as a RIC, together with an assessment of our current and forecasted gains and losses recognized or to be recognized for tax purposes, portfolio transactional events, liquidity, cash earnings and our asset coverage ratio; the use of our available liquidity to pay dividends to our stockholders and to repurchase our common stock in our planned tender offer and in the open market under our stock repurchase program; our use of independent valuation firms to provide additional support for our internal analyses; our expectations regarding the outcome of legal proceedings incidental to our business; general market conditions; the state of the economy and other factors. Forward-looking statements can be identified by terminology such as “anticipate,” “believe,” “could,” “could increase the likelihood,” “hope,” “target,” “project,” “goals,” “potential,” “predict,” “might,” “estimate,” “expect,” “intend,” “is planned,” “may,” “should,” “will,” “will enable,” “would be expected,” “look forward,” “may provide,” “would” or similar terms, variations of such terms or the negative of those terms. These statements are not guarantees of future performance and are subject to risks, uncertainties, and other factors, some of which are beyond our control and difficult to predict. Important factors could cause our actual results to differ materially from those indicated or implied by forward-looking statements. Such factors that could cause or contribute to such differences include those risk factors discussed in Item IA of Part II of this Quarterly Report on Form 10-Q.
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
We are an internally managed, non-diversified, closed-end investment company that has elected to be regulated as a business development company, or BDC, under the Investment Company Act of 1940, as amended, or the 1940 Act. As a BDC we must meet various regulatory tests, which include investing at least 70% of our total assets in private or thinly traded public U.S.-based companies and limitations on our ability to incur indebtedness unless immediately after such borrowing we have an asset coverage for total borrowings of at least 200% (i.e., the amount of debt generally may not exceed 50% of the value of our assets).
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
RECENT DEVELOPMENTS — Q3 2014

•
Strategic Exit of SBIC Fund - In September 2014, we prepaid in full the $150 million of SBIC debentures owed to the United States Small Business Administration, or SBA, by Solutions Capital I, L.P., or Solutions Capital, using excess restricted cash. After repayment, Solutions Capital surrendered its small business investment company, or SBIC, license to the SBA’s Office of SBIC Operations. In connection with the repayment of the SBIC debentures, we recorded $2.3 million of accelerated deferred financing costs in interest expense. From 2005-2014, Solutions Capital invested $468 million in 36 U.S. small businesses generating an approximate 12% IRR on its portfolio investments based on the total amounts invested and amounts received through the exit of the investments.

•
Open-Market Purchases of Our Stock - During the quarter ended September 30, 2014, we repurchased 8,285,836 shares of our common stock at a weighted average purchase price of $3.97 equal to an 11.4% discount to our September 30, 2014 Net Asset Value, or NAV, per share. We acquired these shares in open market transactions. We retire these shares upon settlement, thereby reducing the number of shares issued and outstanding. From January 1, 2014 to October 16, 2014, we repurchased 26,816,896 shares of our common stock at a weighted average purchase price of $3.71 equal to a 17.2% discount to our September 30, 2014 NAV per share.

•
Originations and Advances - We made $0.6 million in advances to existing portfolio companies, principally paid-in-kind interest, or PIK, interest and dividends, a majority of which we collected in the same quarter ended September 30, 2014.

•
Loan Monetizations - We received $100.8 million in loan payoffs and amortization payments. We exited nine loans and sold a portion of three investments to reduce our per investment concentration and to maintain our qualification as a regulated investment company.

•
Equity Monetizations - We received $5.3 million in proceeds principally from the sale of our preferred stock in C7 Data Centers, Inc., Legacy Cabinets Holdings II, Inc. and Summit Business Media Parent Holding Company LLC.

•
Loans on Non-Accrual - We exited all of our non-accrual loans with a fair value greater than zero and we put no new loans on non-accrual during the quarter. We have one subordinated loan to GMC Broadcasting, LLC on non-accrual at $7.0 million cost (8.3% of the total loan portfolio) and zero at fair value (0.0% of the total loan portfolio).

•
Operating Costs - Our total operating costs, excluding interest expense, were $3.2 million, or 1.5% of total assets of $211.2 million. We incurred $0.4 million in salaries and benefits related to successful Solutions Capital investment exits that occurred during the quarter, $0.1 million in amortization of employee restricted stock awards, $0.5 million in general and administrative expense associated with contractual payments due our former CEO tied to successful Solutions Capital investment exits that occurred during the quarter and employee severance costs and $0.6 million in general and administrative expense related to our lawsuit against various defendants involved in our subordinated loan transaction with Color Star Growers of Colorado, Inc., all of which we include in total operating costs.

OUTLOOK
We continued to take steps in the third quarter ended September 30, 2014 to strengthen our balance sheet by selling assets that, in our judgment, did not produce adequate compensation for the assumed risk relative to purchasing our stock in open-market transactions, which we acquired at an 11.4% discount to our NAV per share at September 30, 2014. In October 2014, we continued to buy back our stock in the open market and we purchased 2,458,300 shares at an average price of $3.52, which we anticipate will result in an additional $0.05 per share accretion to our NAV in the fourth quarter.

As we stated previously, we believe that current market conditions in our primary lending markets are consistent with a peak of a credit cycle. We believe that we have successfully monetized challenging investments into a very liquid market, improving the quality of our assets and our cash position and resulting in a stronger balance sheet. We also elected to use excess cash to repay all of our outstanding debt and to repurchase our stock in the open market. As a result of these capital allocation decisions, we have meaningfully reduced the size of our balance sheet and our net earning assets. Though we continue to take steps to rationalize our cost infrastructure and to strengthen our balance sheet, we do not have sufficient net earning assets to generate positive net operating income at this time.
Our board of directors has decided not to declare a dividend for the quarter ended September 30, 2014. Future distributions, if any, will take into account the requirements for us to distribute the majority of our taxable income to fulfill our distribution requirements as a RIC, together with an assessment of our gains and losses recognized or to be recognized for tax purposes, portfolio transactional events, liquidity, cash earnings and our asset coverage ratio at the time of such decision.
Based on the volume of shares that we have been able to acquire at prices significantly below our NAV, we believe that a significant number of our shareholders are seeking liquidity in our stock. To that end, in November 2014 we intend to commence a tender offer for up to $75 million of our stock in the price range of $3.25 to $3.75 per share. We intend to use unencumbered cash to fund the repurchase of our shares acquired through this tender offer. Upon completion or termination of the self-tender offer and subject to applicable law, we may reinstitute the open market share purchase program that we initiated in August 2014, which is presently suspended until the termination of the tender offer.
We expect to continue to monetize our investment portfolio in the ordinary course of business, which may include a sale of any or all of our investments to a third party. We may receive offers or engage in a transaction in the ordinary course which may ultimately result in a sale of any or all of our investments at, above or below the fair value of the investment on our balance sheet at that time. We may also consider a variety of extraordinary transactions, such as a sale of the Company, a restructuring, a recapitalization, a special dividend to stockholders, a liquidation or other transaction or series of transactions. Any such transaction could result in proceeds to stockholders at that time above the tender offer price and/or above the book value of our investments, although there is no assurance (i) that we will engage in any such transaction, (ii) that any such transaction will be successfully consummated or (iii) that the value of such transaction if consummated will be at or above the tender offer price or book value.
ACCESS TO CAPITAL AND LIQUIDITY
At September 30, 2014, we had $114.6 million of cash and cash equivalents available for general corporate purposes and $1.6 million of restricted cash held in escrow.
On September 2, 2014, we prepaid in full the $150.0 million of SBIC debentures owed to the SBA by Solutions Capital. In connection with the repayment of the SBIC debentures, we recorded $2.3 million of accelerated deferred financing costs in interest expense.
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
PORTFOLIO COMPOSITION AND INVESTMENT ACTIVITY
As of September 30, 2014, the fair value of our investment portfolio was $93.6 million, which represents a $275.3 million, or 74.6%, decrease from the $368.9 million fair value as of December 31, 2013. The following sections describe the composition of our investment portfolio as of September 30, 2014 and key changes in our portfolio during the nine months ended September 30, 2014.

Portfolio Composition
The following table summarizes the composition of our investment portfolio at fair value:

	September 30, 2014		December 31, 2013
(dollars in thousands)	Investments at Fair Value	Percent of Total Portfolio	Investments at Fair Value	Percent of Total Portfolio
Debt investments
Senior secured debt	41,029	43.8%	$185,524	50.3%
Subordinated debt
Secured	27,283	29.2	108,338	29.4
Unsecured	9,848	10.5	42,452	11.5
Total debt investments	78,160	83.5	336,314	91.2
Equity investments
Preferred equity	13,632	14.6	28,390	7.7
Common/common equivalents equity	1,778	1.9	4,169	1.1
Total equity investments	15,410	16.5	32,559	8.8
Total investments	$93,570	100.0%	$368,873	100.0%
Our debt instruments bear contractual interest rates ranging from 2.5% to 14.5%, a portion of which may be in the form of PIK. As of September 30, 2014, approximately 63.4% of the fair value of our loan portfolio had variable interest rates, based on either the London Interbank Offer Rate, or LIBOR, or the prime rate, and 36.6% of the fair value of our loan portfolio had fixed interest rates. As of September 30, 2014, approximately 51.5% of our loan portfolio, at fair value, had LIBOR floors between 1.5% and 2.0% on a LIBOR-based index or prime floors between 2.8% and 4.5%. At origination, our loans generally have four- to six-year stated maturities. Borrowers typically pay an origination fee based on a percentage of the total commitment and a fee on undrawn commitments.
The following table summarizes our investment portfolio by industry at fair value:

	September 30, 2014		December 31, 2013
(dollars in thousands)	Investments at Fair Value	Percent of Total Portfolio	Investments at Fair Value	Percent of Total Portfolio
Healthcare	$46,284	49.5%	$84,922	23.0%
Business services	26,200	28.0	64,108	17.4
Manufacturing	10,056	10.7	51,735	14.0
Broadcasting	9,165	9.8	12,252	3.3
Diversified financial services	1,600	1.7	3,298	0.9
Education	—	—	57,905	15.7
Publishing	—	—	25,312	6.9
Insurance	—	—	23,620	6.4
Restaurants	—	—	23,010	6.2
Investment fund	—	—	12,552	3.4
Home furnishings	—	—	4,730	1.3
Consumer products	—	—	4,657	1.3
Other(a)	265	0.3	772	0.2
Total	$93,570	100.0%	$368,873	100.0%
______________________ (a) No individual industry within this category exceeds 1%.
As of September 30, 2014, our ten largest portfolio companies represented approximately 99.3% of the total fair value of our investments. These ten companies accounted for 38.21% of our total revenue during the nine months ended September 30, 2014.

During the nine months ended September 30, 2014, we had concentrations in certain industries, including the healthcare, business services, and manufacturing industries. The following table summarizes our fair value and revenue concentrations in each of those industries:

	Investments at fair value				Revenue for the nine months ended
	September 30, 2014		December 31, 2013		September 30, 2014		September 30, 2013
(dollars in thousands)	Amount	% of Total Portfolio	Amount	% of Total Portfolio	Amount	% of Total Revenue	Amount	% of Total Revenue
Industry
Healthcare	$46,284	49.5%	$84,922	23.0%	$6,476	26.4%	$10,189	25.9%
Business services	26,200	28.0	64,108	17.4	6,116	24.9	6,073	15.4
Manufacturing	10,056	10.7	51,735	14.0	5,241	21.4	4,424	11.3
Total	$82,540	88.2	$200,765	54.4	$17,833	72.7	$20,686	52.6
Changes in Investment Portfolio
The following table summarizes our total portfolio investment activity during the nine months ended September 30, 2014 and 2013:

	Nine months ended
(in thousands)	September 30
	2014	2013
Beginning investment portfolio	$368,873	$477,724
Originations and advances	9,936	91,032
Gross payments, reductions and sales of securities	(260,707)	(170,566)
Net realized loss	(44,522)	(961)
Unrealized depreciation	(24,327)	(5,286)
Reversals of unrealized depreciation	41,987	2,610
Origination fees and amortization of unearned income	2,330	979
Ending investment portfolio	$93,570	$395,532
Originations and Advances
The following table shows our originations and advances during the nine months ended September 30, 2014 and 2013 by security type:

	Nine months ended September 30,
	2014		2013
(dollars in thousands)	Amount	% of Total	Amount	% of Total
Debt investments
Senior secured debt	$6,451	64.9%	$71,178	78.2%
Subordinated debt
Secured	2,089	21.0	3,570	3.9
Unsecured	551	5.5	13,322	14.6
Total debt investments	9,091	91.4	88,070	96.7
Equity investments
Preferred equity	845	8.6	2,959	3.3
Common/common equivalents equity	—	—	3	—
Total equity investments	845	8.6	2,962	3.3
Total originations and advances	$9,936	100.0%	$91,032	100.0%

The following table shows our significant originations and advances:

(in thousands)	Nine months ended
	September 30, 2014
Company	Originations	Draws/ Advances	PIK Advances/ Dividends	Total
Debt
Oceans Acquisition, Inc.	$—	$3,250	$—	$3,250
Community Investors, Inc.	—	1,667	—	1,667
Other (< $1 million)	—	1,400	2,774	4,174
Total debt	—	6,317	2,774	9,091
Equity
Other (< $1 million)	—	298	547	845
Total Equity	—	298	547	845
Total originations and advances	$—	$6,615	$3,321	$9,936
Repayments, Sales and Other Reductions of Investment Portfolio
The following table shows our gross payments, reductions and sales of securities during the nine months ended September 30, 2014 and 2013 by security type:

	Nine months ended September 30,
	2014		2013
(dollars in thousands)	Amount	% of Total	Amount	% of Total
Debt investments
Senior secured debt	$146,802	56.3%	$141,011	82.7%
Subordinated debt
Secured	69,303	26.6	4,500	2.6
Unsecured	33,616	12.9	16,935	9.9
Total debt investments	249,721	95.8	162,446	95.2
Equity investments
Preferred equity	9,829	3.8	5,117	3.0
Common/common equivalents equity	1,157	0.4	3,003	1.8
Total equity investments	10,986	4.2	8,120	4.8
Total gross payments, reductions and sales of securities	$260,707	100.0%	$170,566	100.0%
During the nine months ended September 30, 2014 and 2013, our gross payments, reductions and sales of securities by transaction type included:

	Nine months ended September 30,
(in thousands)	2014	2013
Principal repayments, reductions and loan sales	$213,869	$136,932
Sale of equity investments	10,239	7,440
Scheduled principal amortization	23,717	23,352
Collection of accrued paid-in-kind interest and dividends	12,882	2,842
Total gross payments, reductions and sales of securities	$260,707	$170,566

As shown in the following table, during the nine months ended September 30, 2014, we monetized 25 portfolio investments with proceeds totaling $234.7 million:

	Nine months ended
	September 30, 2014
(in thousands)	Principal Repayments and Proceeds from Loan Sales	Sale or Settlement of Equity Investments	PIK Interest and Dividend Prepayments	Total
Monetizations
TCFI CP LLC	$20,000	$—	$282	$20,282
Miles Media Group, LLC	18,463	—	—	18,463
G&L Investment Holdings, LLC	17,500	4,196	2,060	23,756
Cruz Bay Publishing, Inc.	16,857	—	5,345	22,202
Ted's Café Escondido Holdings, Inc.	14,306	—	—	14,306
Oceans Acquisition, Inc.	14,251	—	—	14,251
IDOC, LLC	13,832	—	—	13,832
Huron Inc.	12,868	—	200	13,068
Midwest Technical Institute, Inc.	12,251	—	—	12,251
West World Media LLC	10,576	446	919	11,941
Dorsey's School of Business Holdings, Inc.	9,653	—	—	9,653
SC Academy Holdings, Inc.	9,534	—	1,530	11,064
Rita's Water Ice Franchise Company, LLC	9,282	—	—	9,282
Hammond's Candies Since 1920 II, LLC	9,000	—	508	9,508
Community Investors, Inc.	8,292	—	—	8,292
Visant Corporation	4,670	—	—	4,670
Advanced Sleep Concepts, Inc.	4,518	—	—	4,518
C7 Data Centers, Inc.	—	4,000	—	4,000
Education Management, Inc.	3,962	—	—	3,962
Mailsouth, Inc.	3,529	—	—	3,529
Other < 1 Million	525	1,254	57	1,836
Total monetizations	213,869	9,896	10,901	234,666
Other scheduled payments	23,717	343	1,981	26,041
Total gross payments, sales and other reductions of investment portfolio	$237,586	$10,239	$12,882	$260,707
The proceeds from these monetizations correlated closely with the most recently reported fair value of the associated investments.
Secured Financing
In June 2014, we monetized substantially all of our investment in Advanced Sleep Concepts, Inc., or Advanced Sleep, through the sale of a 95% participation interest in our senior and subordinated loans. Under the terms of the sale, the purchaser would receive 100% of the payments related to the loan, including interest and principal, until the total payments received exceeded the purchase price plus any additional advances funded by the purchaser to Advanced Sleep and certain expenses incurred by the purchaser. Thereafter, the purchaser would receive 95% and we would receive 5% of any payments received from Advanced Sleep. Under the terms of the sale, the purchaser had no recourse to us for any payments. We continued to service the Advanced Sleep loans on behalf of the purchaser.
We follow the guidance in Accounting Standard Codification Topic 860—Transfers and Servicing, or ASC 860, when accounting for loan participations and other partial loan sales. Such guidance requires a participation or other partial loan sale to meet the definition of a “participating interest,” as defined in the guidance, in order for sale treatment to be allowed. Due to the non-pro-rata allocation of payments, the sale of the interest in Advanced Sleep's loans did not meet the definition of a participating interest under ASC 860 resulting in the loans remaining on our Consolidated Balance Sheets and the proceeds from the sale being recorded as a secured financing. In September 2014, we sold the remaining participation interest in our senior and subordinated loans. The sale of the remaining interest resulted in the derecognition of the loans to Advanced Sleep and the liability for the secured financing and the realization of a loss of $5.7 million and the reversal of previously recorded unrealized depreciation of $5.7 million on our Consolidated Income Statement. In addition, we no longer service the loans on behalf of the purchaser.
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
The following table shows the distribution of our investments on our 1 to 5 investment rating scale at fair value as of September 30, 2014 and December 31, 2013:

(dollars in thousands)	September 30, 2014		December 31, 2013
Investment Rating	Investments at Fair Value	% of Total Portfolio	Investments at Fair Value	% of Total Portfolio
1(a)	$1,945	2.1%	$104,657	28.4%
2	43,555	46.5	137,586	37.3
3	36,205	38.7	94,102	25.5
4	10,716	11.5	25,976	7.0
5	1,149	1.2	6,552	1.8
Total	$93,570	100.0%	$368,873	100.0%
_________________________

(a)	As of December 31, 2013, Investment Rating “1” included $83.4 million of loans to companies in which we also hold equity securities.
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

The following table summarizes the cost and fair value of loans more than 90 days past due and loans on non-accrual status.

	COST BASIS				FAIR VALUE BASIS
	September 30, 2014		December 31, 2013		September 30, 2014		December 31, 2013
(dollars in thousands)	Investments at Cost	% of Loan Portfolio	Investments at Cost	% of Loan Portfolio	Investments at Fair Value	% of Loan Portfolio	Investments at Fair Value	% of Loan Portfolio
Loans greater than 90 days past due
On non-accrual status	$—	—%	$3,897	1.11%	$—	—%	$—	—%
Total loans greater than 90 days past due	$—	—%	$3,897	1.11%	$—	—%	$—	—%
Loans on non-accrual status
0 to 90 days past due	$6,975	8.32%	$17,531	4.98%	$—	—%	$4,493	1.34%
Greater than 90 days past due	—	—	3,897	1.11	—	—	—	—
Total loans on non-accrual status	$6,975	8.32%	$21,428	6.09%	$—	—%	$4,493	1.34%
The following table summarizes the changes in the cost and fair value of the loans on non-accrual status from December 31, 2013 through September 30, 2014:

	Nine months ended
	September 30, 2014
(In thousands)	Cost	Fair Value
Non-accrual loan balance as of December 31, 2013	$21,428	$4,493
Additional loan on non-accrual status	19,856	4,879
Change in unrealized gain (loss) on non-accrual loans	—	(515)
Payments received from loans on non-accrual status	(9,469)	(9,469)
Reversal of previously recognized unrealized loss on non-accrual loans	—	25,452
Realized loss on non-accrual loans	(24,840)	(24,840)
Total change in non-accrual loans	(14,453)	(4,493)
Non-accrual loan balance as of September 30, 2014	$6,975	$—

Results of Operations
The following section compares our results of operations for the three months ended September 30, 2014 to the three months ended September 30, 2013.
COMPARISON OF THE THREE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013
The following table summarizes the components of our net income for the three months ended September 30, 2014 and 2013:

	Three months ended September 30,		Variance
(dollars in thousands)	2014	2013	$	Percentage
Revenue
Interest and dividend income
Interest income	$4,010	$10,717	$(6,707)	(62.6)%
Dividend income	322	847	(525)	(62.0)
Loan fees	941	1,023	(82)	(8.0)
Total interest and dividend income	5,273	12,587	(7,314)	(58.1)
Advisory fees and other income	391	583	(192)	(32.9)
Total revenue	5,664	13,170	(7,506)	(57.0)
Operating expenses
Interest expense	3,483	2,316	1,167	50.4
Employee compensation
Salaries and benefits	996	644	352	54.7
Amortization of employee restricted stock	127	420	(293)	(69.8)
Total employee compensation	1,123	1,064	59	5.5
General and administrative expense	2,034	1,824	210	11.5
Restructuring expense	—	2	(2)	(100.0)
Total operating expense	6,640	5,206	1,434	27.5
Net operating (loss) income before net investment gain (loss) and income tax (benefit) provision	(976)	7,964	(8,940)	NM
Net investment gain (loss) before income tax provision	2,109	(4,616)	6,725	NM
Income tax (benefit) provision	(152)	59	(211)	NM
Net income (loss)	$1,285	$3,289	$(2,004)	(60.9)
NM=Not Meaningful
TOTAL REVENUE
Total revenue includes interest and dividend income, loan fees, advisory fees and other income. The following sections describe the reasons for the variances in each major component of our revenue during the three months ended September 30, 2014 from the three months ended September 30, 2013.
INTEREST INCOME
The level of interest income that we earn depends upon the level of interest-bearing investments outstanding during the period, as well as the weighted-average yield on these investments. During the three months ended September 30, 2014, the total yield on our average debt portfolio at fair value was 13.3% compared to 12.4% during the three months ended September 30, 2013. The weighted-average yield varies each period because of changes in the composition of our portfolio of debt investments, changes in stated interest rates, fee accelerations of unearned fees on paid-off/restructured loans and the balance of loans on non-accrual status for which we are not accruing interest.

The following table shows the various components of the total yield on our average debt portfolio at fair value for the three months ended September 30, 2014 and 2013:

	Three months ended September 30,
	2014	2013
Average 90-day LIBOR	0.2%	0.3%
Spread to average LIBOR on average loan portfolio	12.4	12.0
Impact of fee accelerations of unearned fees on paid/restructured loans	1.4	0.6
Impact of non-accrual loans	(0.7)	(0.5)
Total yield on average loan portfolio	13.3%	12.4%
During the three months ended September 30, 2014, interest income was $4.0 million, compared to $10.7 million during the three months ended September 30, 2013, which represented a $6.7 million, or 62.6%, decrease. This decrease reflected a $6.2 million decrease in interest income resulting from a 60.7% decrease in our average loan balance, a decrease of $0.9 million resulting from loans that were on non-accrual status during the three months ended September 30, 2014, but that had been accruing interest during the three months ended September 30, 2013, and a $0.1 million decrease due to interest rate floors. These decreases were partially offset by a $0.4 million increase in interest income attributable to an increase in our net spread to LIBOR.
PIK Income
Interest income includes certain amounts that we have not received in cash, such as PIK interest. PIK interest represents contractually deferred interest that is added to the principal balance of the loan and compounded if not paid on a current basis. Borrowers may, in some instances, be required to prepay PIK because of certain contractual provisions or they may choose to prepay; however, more typically, PIK is paid at the end of the loan term. The following table shows the PIK-related activity for the three months ended September 30, 2014 and 2013, at cost:

	Three months ended September 30,
(in thousands)	2014	2013
Beginning PIK loan balance	$4,056	$9,336
PIK interest earned during the period	248	1,644
Payments received from PIK loans	(1,662)	(135)
Realized loss	(1,023)	—
Ending PIK loan balance	$1,619	$10,845
As of each of September 30, 2014 and September 30, 2013, all of our PIK loans were accruing interest. During the three months ended September 30, 2014, the payments received from PIK loans included $0.9 million in payments on our loan to RadioPharmacy Investors, LLC and $0.5 million collected in conjunction with the repayment of our loan to Hammond's Candies Since 1920 II, LLC.
DIVIDEND INCOME
We accrete dividends on equity investments with stated dividend rates as they are earned, to the extent that we believe the dividends will be paid ultimately and the associated portfolio company has sufficient value to support the accretion. Dividend accretion is included in the cost basis of the related equity instrument on our Consolidated Balance Sheets and Consolidated Schedule of Investments. We recognize dividends on other equity investments when we receive the dividend payment. Our dividend income varies from period to period because of changes in the size and composition of our equity investments, the yield from the investments in our equity portfolio and the ability of the portfolio companies to declare and pay dividends. During the three months ended September 30, 2014 and 2013, we recognized $0.3 million and $0.8 million, respectively, of dividend income. In addition, during the three months ended September 30, 2014 and 2013, we received payments on accrued dividends of $0.4 million and $0.2 million, respectively. As of September 30, 2014, the balance of accrued dividends was $7.5 million, which was principally comprised of $6.4 million related to our investment in RadioPharmacy Investors, LLC and $0.8 million related to our investment in Maverick Healthcare Equity, LLC.

ADVISORY FEES AND OTHER INCOME
Advisory fees and other income primarily include fees related to prepayment, advisory and management services, equity structuring, syndication, bank interest and other income. Generally, advisory fees and other income relate to specific transactions or services and, therefore, may vary from period to period depending on the level and types of services provided. During the three months ended September 30, 2014, we earned $0.4 million of advisory fees and other income, which represented a $0.2 million, or 32.9%, decrease from the three months ended September 30, 2013. This decrease resulted principally from decreased loan prepayment fees in the third quarter of 2014.
TOTAL OPERATING EXPENSES
Total operating expenses include interest, employee compensation and general and administrative expenses. The reasons for these variances are discussed in more detail below.
INTEREST EXPENSE
During the three months ended September 30, 2014, we incurred $3.5 million of interest expense, which represented a $1.2 million, or 50.4%, increase from the same period in 2013. On September 2, 2014, we prepaid in full the $150.0 million of SBIC debentures owed to the SBA by Solutions Capital, which had a cost of funds, including the amortization of deferred financing costs, of 4.6%. In connection with the repayment of the SBIC debentures, we recorded $2.3 million of accelerated deferred financing costs in interest expense. As of September 30, 2014, we had no outstanding borrowings or borrowing facilities.
During the three months ended September 30, 2014, our average borrowings declined to approximately $125.5 million from an average of approximately $183.5 million for the same period in 2013, which accounted for a $0.5 million reduction in our interest expense. In addition, interest expense decreased by $0.3 million attributable to the spread to LIBOR decreasing from approximately 3.95% to 3.22%. These decreases were offset by $2.0 million related to the increased amortization of debt issuance costs.
EMPLOYEE COMPENSATION
Employee compensation expense includes base salaries and benefits, variable annual incentive compensation and amortization of employee stock awards. During the three months ended September 30, 2014, our employee compensation expense was $1.1 million, which represented a $0.1 million, or 5.5%, increase from the same period in September 30, 2013. Our salaries and benefits expense increased by $0.4 million, or 54.7%, due to a $0.7 million increase in incentive compensation, which consisted of $0.4 million tied to successful Solutions Capital investment exits that occurred during the third quarter of 2014 and the reversal, in the third quarter of 2013, of $0.3 million of previously accrued incentive compensation. The increase in incentive compensation was partially offset by a $0.4 million decrease in base salaries and benefits. As of September 30, 2014, we had 11 employees compared to 17 employees as of September 30, 2013. Amortization of employee stock awards decreased $0.3 million, or 69.8%.
GENERAL AND ADMINISTRATIVE
During the three months ended September 30, 2014, general and administrative expense was $2.0 million, which represented a $0.2 million, or 11.5%, increase compared to the same period in 2013.

•
General and administrative expense increased $0.6 million due to an increase in legal fees related to our lawsuit against various defendants involved in our subordinated loan transaction with Color Star Growers of Colorado, Inc., Vast, Inc. and Color Star LLC.

•
General and administrative expense also increased $0.3 million due to an increase in professional services fees. Professional services fees expense for the three months ended September 30, 2014 included $0.3 million paid under the consulting agreement with our former chief executive officer and incentive compensation tied to successful Solutions Capital investment exits that occurred during the quarter due to our former chief executive officer.

•	These increases in general and administrative expense were offset by a decrease of $0.6 million in severance related to employee terminations.

NET INVESTMENT GAIN (LOSS) BEFORE INCOME TAX PROVISION
During the three months ended September 30, 2014, we recorded $2.1 million of net investment gain before income tax (benefit) provision, compared to $4.6 million of net investment loss during the same period in 2013. These amounts represent the total of net realized gains and (losses), net unrealized appreciation (depreciation), and reversals of unrealized (appreciation) depreciation. We reverse unrealized (appreciation) depreciation at the time that we realize the gain or (loss). The following table summarizes our realized and unrealized gain and (loss) on investments and changes in our unrealized appreciation and depreciation on investments for the three months ended September 30, 2014:

			Three months ended September 30, 2014
(in thousands)		Industry	Type	Realized Gain/(Loss)	Unrealized (Depreciation)/ Appreciation	Reversal of Unrealized Depreciation/ (Appreciation)	Net (Loss)/ Gain
Portfolio Company	Note
RadioPharmacy Investors, LLC	1	Healthcare	Control	$—	$2,286	$—	$2,286
Golden Knight II CLO, Ltd.	2	Diversified Financial Services	Non-Affiliate	—	(1,614)	—	(1,614)
C7 Data Centers, Inc.	3	Broadcasting	Affiliate	2,000	—	(1,275)	725
Jet Plastica Investors, LLC	4	Plastic Products	Control	(3,371)	—	3,897	526
Summit Business Media Parent Holding Company LLC	5	Information Services	Non-Affiliate	(5,717)	—	5,305	(412)
Education Management, Inc.	6	Education	Affiliate	(20,727)	—	20,810	83
Advanced Sleep Concepts, Inc.	7	Home Furnishings	Non-Affiliate	(5,741)	—	5,746	5
Legacy Cabinets Holdings II, Inc.	8	Home Furnishings	Non-Affiliate	(1,665)	—	1,665	—
Other (< $1.0 million net gain (loss))				(883)	(50)	1,443	510
Total				$(36,104)	$622	$37,591	$2,109
_______________________

1.	We recorded $2.3 million of unrealized appreciation on our investment in RadioPharmacy Investors, LLC to reflect improvement in that portfolio company's operating performance.

2.	In October 2014, we sold our investment in Golden Knight II CLO, Ltd. for proceeds of $1.6 million. The September 30, 2014 value of that investment reflects the market price indicated by the sale.

3.
We sold our equity investment in C7 Data Centers, Inc. for net proceeds of $4.0 million resulting in a realized gain of $2.0 million and the reversal of previously recorded unrealized appreciation of $1.3 million.

4.
We received the final proceeds for the sale of the assets of Jet Plastica Investors, LLC of $0.5 million resulting in a realized loss of $3.4 million and the reversal of previously recorded unrealized depreciation of $3.9 million.

5.
We sold our equity investment in Summit Business Media Parent Holding Company LLC for net proceeds of $0.2 million resulting in a realized loss of $5.7 million and the reversal of previously recorded unrealized depreciation of $5.3 million.

6.
We sold our senior debt and preferred stock investment in Education Management, Inc. for net proceeds of $3.5 million resulting in a realized loss of $20.7 million and the reversal of previously recorded unrealized depreciation of $20.8 million.

7.
We sold our senior and subordinated debt investment in Advanced Sleep for net proceeds of $4.5 million resulting in a realized loss of $5.7 million and the reversal of previously recorded unrealized depreciation of $5.7 million.

8.
We sold our equity investment in Legacy Cabinets Holdings II, Inc. for net proceeds of $0.5 million resulting in a realized loss of $1.7 million and the reversal of previously recorded unrealized depreciation of $1.7 million.

The remaining unrealized depreciation and appreciation shown in the above table resulted predominantly from the change in the performance of certain of our portfolio companies.

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
In the third quarter of 2013, we recorded $2.9 million of unrealized depreciation on our investment in G&L Investment Holdings, LLC to reflect a decrease in that portfolio company's operating performance.
INCOME TAX (BENEFIT) PROVISION
During the three months ended September 30, 2014, we recorded an income tax benefit of $152,000, which was primarily attributable to an NOL carryback and lower than expected flow-through taxable income on certain investments held by our subsidiaries. During the three months ended September 30, 2013, we recorded an income tax provision of $59,000, which was primarily attributable to flow-through taxable income on certain investments held by our subsidiaries.

COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013
The following table summarizes the components of our net (loss) income for the nine months ended September 30, 2014 and 2013:

	Nine months ended September 30,		Variance
(dollars in thousands)	2014	2013	$	Percentage
Revenue
Interest and dividend income
Interest income	$20,325	$33,023	$(12,698)	(38.5)%
Dividend income	547	2,662	(2,115)	(79.5)
Loan fees	2,419	2,252	167	7.4
Total interest and dividend income	23,291	37,937	(14,646)	(38.6)
Advisory fees and other income	1,244	1,369	(125)	(9.1)
Total revenue	24,535	39,306	(14,771)	(37.6)
Operating expenses
Interest expense	7,339	7,003	336	4.8
Employee compensation
Salaries and benefits	3,857	3,610	247	6.8
Amortization of employee restricted stock	1,681	1,174	507	43.2
Total employee compensation	5,538	4,784	754	15.8
General and administrative expense	7,760	3,942	3,818	96.9
Restructuring expense	—	14	(14)	(100.0)
Total operating expense	20,637	15,743	4,894	31.1
Net operating income before net investment (loss) and income tax (benefit) provision	3,898	23,563	(19,665)	(83.5)
Net investment loss before income tax benefit provision	(26,965)	(3,837)	(23,128)	602.8
Income tax (benefit) provision	(148)	111	(259)	NM
Net (loss) income	$(22,919)	$19,615	$(42,534)	NM
NM=Not Meaningful

TOTAL REVENUE
Total revenue includes interest and dividend income, loan fees, advisory fees and other income. The following sections describe the reasons for the variances in each major component of our revenue during the nine months ended September 30, 2014 from the nine months ended September 30, 2013.
INTEREST INCOME
The level of interest income that we earn depends upon the level of interest-bearing investments outstanding during the period, as well as the weighted-average yield on these investments. During the nine months ended September 30, 2014, the total yield on our average debt portfolio at fair value was 12.2% compared to 12.3% during the nine months ended September 30, 2013. The weighted-average yield varies each period because of changes in the composition of our portfolio of debt investments, changes in stated interest rates, fee accelerations of unearned fees on paid-off/restructured loans and the balance of loans on non-accrual status for which we are not accruing interest.

The following table shows the various components of the total yield on our average debt portfolio at fair value for the nine months ended September 30, 2014 and 2013:

	Nine months ended September 30,
	2014	2013
Average 90-day LIBOR	0.2%	0.3%
Spread to average LIBOR on average loan portfolio	11.4	11.9
Impact of fee accelerations of unearned fees on paid/restructured loans	0.7	0.3
Impact of non-accrual loans	(0.1)	(0.2)
Total yield on average loan portfolio	12.2%	12.3%
During the nine months ended September 30, 2014, interest income was $20.3 million, compared to $33.0 million during the nine months ended September 30, 2013, which represented a $12.7 million, or 38.5%, decrease. This decrease reflected a $10.9 million decrease in interest income resulting from a 34.9% decrease in our average loan balance, a decrease of $2.6 million resulting from loans that were on non-accrual status during the nine months ended September 30, 2014, but that had been accruing interest during the nine months ended September 30, 2013, a $0.2 million decrease due to interest rate floors, and a $0.1 million decrease related to the decrease in LIBOR. These decreases were partially offset by a $1.1 million increase in interest income attributable to an increase in our net spread to LIBOR.
PIK Income
The following table shows the PIK-related activity for the nine months ended September 30, 2014 and 2013, at cost:

	Nine months ended September 30,
(in thousands)	2014	2013
Beginning PIK loan balance	$12,132	$9,043
PIK interest earned during the period	2,775	4,320
Payments received from PIK loans	(12,135)	(2,161)
Realized loss	(1,153)	(357)
Ending PIK loan balance	$1,619	$10,845
During nine months ended September 30, 2014, the payments received from PIK loans included $5.3 million collected in connection with the repayment of our loan to Cruz Bay Publishing, Inc., $2.1 million related to the repayment in full of our loan to G&L Investment Holdings, LLC, $1.5 million collected in connection with the sale of our loan to SC Academy Holdings, Inc., $0.9 million collected in connection with the repayment of our loan to West World Media, LLC, $0.9 million in payments on our loan to RadioPharmacy Investors, LLC and $0.5 million collected in connection with the repayment of our loan to Hammond's Candies Since 1920 II, LLC. During the nine months ended September 30, 2013, the payments received from PIK loans included $1.0 million collected in connection with the partial repayment of our investment in Education Management, Inc., as well as $0.8 million collected in connection with the repayment in full of our investment in NDSSI Holdings, LLC.
DIVIDEND INCOME
During the nine months ended September 30, 2014 and 2013, we recognized dividend income of $0.5 million and $2.7 million, respectively. In addition, during each of the nine months ended September 30, 2014 and 2013, we received payments on accrued dividends of $0.7 million. As of September 30, 2014, the balance of accrued dividends was $7.5 million.
ADVISORY FEES AND OTHER INCOME
During the nine months ended September 30, 2014, we earned $1.2 million of advisory fees and other income, which represented a $0.1 million, or 9.1%, decrease from the nine months ended September 30, 2013. This decrease resulted principally from decreased prepayment fees in 2014.

TOTAL OPERATING EXPENSES
Total operating expenses include interest, employee compensation and general and administrative expenses. The reasons for these variances are discussed in more detail below.
INTEREST EXPENSE
During the nine months ended September 30, 2014, we incurred $7.3 million of interest expense, which represented a $0.3 million, or 4.8%, increase from the same period in 2013. During these respective periods, our average cost to borrow increased to 6.8% from 4.4%, principally due to the repayment of securitized debt in our 2006-1 Trust which carried interest rates ranging from L+0.33% to L+2.25%. On September 2, 2014, we prepaid in full the $150.0 million of SBIC debentures owed to the SBA by Solutions Capital, which had a cost of funds, including the amortization of deferred financing costs, of 4.6%. In connection with the repayment of the SBIC debentures, we recorded $2.3 million of accelerated deferred financing costs in interest expense. In addition, interest expense for the nine months ended September 30, 2014 includes $0.2 million of interest and deferred financing costs associated with our 2006-1 Trust, which we terminated in January 2014. As of September 30, 2014, we had no outstanding borrowings or borrowing facilities.
During the nine months ended September 30, 2014, our average borrowings declined to approximately $143.2 million from an average of approximately $209.4 million for the same period in 2013, which accounted for a $2.1 million reduction in our interest expense. This decreases was offset by increases of $1.9 million related to decreased amortization of debt issuance costs and $0.6 million attributable to the spread to LIBOR increasing from approximately 3.53% to 3.88%.
EMPLOYEE COMPENSATION
Employee compensation expense includes base salaries and benefits, variable annual incentive compensation and amortization of employee stock awards. During the nine months ended September 30, 2014, our employee compensation expense was $5.5 million, which represented a $0.8 million, or 15.8%, increase from the same period in 2013. Our salaries and benefits increased by $0.2 million, or 6.8%, due to a $1.1 million increase in incentive compensation tied to successful Solutions Capital investment exits, offset by a $0.9 million decrease in base salaries and benefits. As of September 30, 2014, we had 11 employees compared to 17 employees as of September 30, 2013. Amortization of employee stock awards increased $0.5 million, or 43.2%. Amortization of employee stock awards for the nine months ended September 30, 2014 includes $1.1 million of accelerated amortization related to the retirement of our former chief executive officer and other employee terminations.
GENERAL AND ADMINISTRATIVE
During the nine months ended September 30, 2014, general and administrative expense was $7.8 million, which represented a $3.8 million, or 96.9%, increase compared to the same period in 2013.

•
General and administrative expense increased $2.0 million due to an increase in severance costs. General and administrative expense for the nine months ended September 30, 2014 included $2.8 million in severance related to the retirement of our former chief executive officer and other employee terminations.

•
General and administrative expense increased $1.5 million due to an increase in legal fees related to our lawsuit against various defendants involved in our subordinated loan transaction with Color Star Growers of Colorado, Inc., Vast, Inc. and Color Star LLC.

•
In addition, general and administrative expense increased $0.3 million due to an increase in professional services fees. Professional services fees expense for the nine months ended September 30, 2014 included $0.4 million paid under the consulting agreement with our former chief executive officer and incentive compensation tied to successful Solutions Capital investment exits due to our former chief executive officer.

NET INVESTMENT LOSS BEFORE INCOME TAX PROVISION
During the nine months ended September 30, 2014, we recorded $27.0 million of net investment loss before income tax (benefit) provision, compared to $3.8 million of net investment loss during the same period in 2013. These amounts represent the total of net realized gains and (losses), net unrealized appreciation (depreciation), and reversals of unrealized (appreciation) depreciation. We reverse unrealized (appreciation) depreciation at the time that we realize the gain or (loss). The following table summarizes our realized and unrealized gain and (loss) on investments and changes in our unrealized appreciation and depreciation on investments for the nine months ended September 30, 2014:

			Nine months ended September 30, 2014
(in thousands)		Industry	Type	Realized Gain/(Loss)	Unrealized (Depreciation)/ Appreciation	Reversal of Unrealized Depreciation/ (Appreciation)	Net (Loss)/ Gain
Portfolio Company	Note
Education Management, Inc.	1	Education	Affiliate	$(20,727)	$(15,984)	$20,810	$(15,901)
SC Academy Holdings, Inc.	2	Education	Non-Affiliate	(4,037)	—	—	(4,037)
RadioPharmacy Investors, LLC	3	Healthcare	Control	—	(3,706)	—	(3,706)
Golden Knight II CLO, Ltd.	4	Diversified Financial Services	Non-Affiliate	—	(1,236)	—	(1,236)
Jet Plastica Investors, LLC	5	Plastic Products	Control	(3,371)	—	3,897	526
C7 Data Centers, Inc.	6	Business Services	Affiliate	2,000	(207)	(1,275)	518
Summit Business Media Parent Holding Company LLC	7	Information Services	Non-Affiliate	(5,717)	(27)	5,305	(439)
Advanced Sleep Concepts, Inc.	8	Home Furnishings	Non-Affiliate	(5,741)	317	5,746	322
Legacy Cabinets Holdings II, Inc.	9	Home Furnishings	Non-Affiliate	(1,665)	283	1,665	283
G&L Investment Holdings, LLC	10	Insurance	Non-Affiliate	(4,416)	—	4,523	107
Other (< $1.0 million net gain (loss))				(1,150)	(3,869)	1,617	(3,402)
Total				$(44,824)	$(24,429)	$42,288	$(26,965)
____________________________

1.
We sold our senior debt and preferred stock investment in Education Management, Inc. for net proceeds of $3.5 million resulting in a realized loss of $20.7 million and the reversal of previously recorded unrealized depreciation of $20.8 million.

2.	We sold our subordinated debt investment in SC Academy Holdings, Inc. for net proceeds of $11.1 million resulting in a realized loss of $4.0 million.

3.
We recorded $3.7 million of net unrealized depreciation on our investment in RadioPharmacy Investors, LLC due to reducing our valuation multiple in the first quarter of 2014 based on volume, pricing and supply-cost challenges facing the company's core business, offset by improved performance during 2014.

4.	In October 2014, we sold our investment in Golden Knight II CLO, Ltd. for proceeds of $1.6 million. The September 30, 2014 value of that investment reflects the market price indicated by the sale.

5.
We received the final proceeds for the sale of the assets of Jet Plastica Investors, LLC of $0.5 million resulting in a realized loss of $3.4 million and the reversal of previously recorded unrealized depreciation of $3.9 million.

6.
We sold our equity investment in C7 Data Centers, Inc. for net proceeds of $4.0 million resulting in a realized gain of $2.0 million and the reversal of previously recorded unrealized depreciation of $1.3 million.

7.
We sold our equity investment in Summit Business Media Parent Holding Company LLC for net proceeds of $0.2 million resulting in a realized loss of $5.7 million and the reversal of previously recorded unrealized depreciation of $5.3 million.

8.
We sold our senior and subordinated debt investment in Advanced Sleep for net proceeds of $4.5 million resulting in a realized loss of $5.7 million and the reversal of previously recorded unrealized depreciation of $5.7 million.

9.
We sold our equity investment in Legacy Cabinets Holdings II, Inc. for net proceeds of $0.5 million resulting in a realized loss of $1.7 million and the reversal of previously recorded unrealized depreciation of $1.7 million.

10.
In addition, we sold our preferred and common equity investments in G&L Investment Holdings, LLC resulting in a realized loss of $4.4 million and a reversal of previously recorded unrealized depreciation of $4.5 million.

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

The following table summarizes our realized and unrealized (loss) and gain on investments and changes in our unrealized appreciation and depreciation on investments for the nine months ended September 30, 2013:

			Nine months ended September 30, 2013
(in thousands)		Industry	Type	Realized Gain/(Loss)	Unrealized (Depreciation)/ Appreciation	Reversal of Unrealized Depreciation/ (Appreciation)	Net (Loss)/ Gain
Portfolio Company	Note
Virtual Radiologic Corporation	1	Healthcare	Non-Affiliate	$—	$(3,341)	$—	$(3,341)
G&L Investment Holdings, LLC	2	Insurance	Non-Affiliate	—	(3,133)	—	(3,133)
Miles Media Group, LLC	3	Business Services	Affiliate	2,877	1,192	(1,170)	2,899
Advanced Sleep Concepts, Inc.	4	Home Furnishings	Non-Affiliate	(3,424)	(458)	3,249	(633)
Other (< $1 million net gain (loss))				(614)	455	530	371
Total				$(1,161)	$(5,285)	$2,609	$(3,837)
________________________

1.	We recorded $3.3 million of unrealized depreciation on our investment in Virtual Radiologic Corporation to reflect a decrease in the indicated market price for that security.

2.	We recorded $3.1 million of unrealized depreciation on our investment in G&L Investment Holdings, LLC, to reflect a decrease in that portfolio company's operating performance.

3.
We received $3.0 million for the sale of our equity investment in Miles Media Group, LLC, which resulted in a $2.9 million realized gain and a reversal of previously unrealized appreciation of $1.2 million.

4.
In addition, during 2013, we wrote off our preferred and common equity investments in Advanced Sleep resulting in a realized loss of $3.4 million and a reversal of previously recorded unrealized depreciation of $3.2 million.

INCOME TAX (BENEFIT) PROVISION
During the nine months ended September 30, 2014, we recorded an income tax benefit of $148,000, which was primarily attributable to an NOL carryback and lower than expected flow-through taxable income on certain investments held by our subsidiaries. During the nine months ended September 30, 2013, we recorded an income tax provision of $111,000, which was primarily attributable to flow-through taxable income on certain investments held by our subsidiaries.
FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
Our financial liquidity principally comes from our cash on hand, portfolio monetizations and net operating income. In addition to making investments in portfolio companies, we may use our available liquidity to pay dividends to our stockholders and to repurchase our common stock in our planned tender offer and in the open market under our stock repurchase program (which is presently suspended until the termination of the tender offer). For the nine months ended September 30, 2014, we declared 24.5 cents per share in dividends and paid $15.4 million in total dividends. We also repurchased 24,358,596 shares of our common stock for $90.7 million at a weighted average price of $3.72 per share representing a 15.9% discount from our quarterly weighted average net asset value per share.
For the nine months ended September 30, 2014, we earned 12.2% on our average loan portfolio at fair value of $249.9 million and our weighted average cost to borrow was 6.8% on average borrowings of $143.2 million. Including dividend income and fee income, we earned $3.9 million of net operating income.
At September 30, 2014, we had $114.6 million in cash and cash equivalents available for general corporate purposes and $1.6 million of restricted cash held in escrow. On September 2, 2014, we prepaid in full the $150.0 million of SBIC debentures owed to the SBA by Solutions Capital. On April 21, 2014, based on our assessment of our excess liquidity, we terminated our undrawn unsecured revolving credit facility with Bank of America, N.A. in the principal amount of $20.0 million, or the Bank of America Unsecured Revolver, that was set to expire in November 2014.
Although there can be no assurance, we believe we have sufficient liquidity to meet our operating requirements for the remainder of 2014, as well as liquidity for new origination opportunities, potential dividend distributions and any stock repurchases under our tender offer for up to $75.0 million of our common stock that we expect to commence on

November 3, 2014 or under our stock repurchase program (which is presently suspended until the termination of the tender offer).
CASH AND CASH EQUIVALENTS, CASH, RESTRICTED AND CASH, SECURITIZATION ACCOUNTS
Our Consolidated Balance Sheets and our Consolidated Statements of Cash Flows reflect three categories of cash: cash and cash equivalents; cash, restricted; and cash, securitization accounts. Each of these categories is described more fully below:

•
Cash and cash equivalents represent unrestricted cash, including checking accounts, interest bearing deposits collateralized by marketable debt securities and highly liquid investments with original maturities of 90 days or less. As of September 30, 2014 and December 31, 2013, we had $114.6 million and $91.6 million, respectively, in cash and cash equivalents. As of September 30, 2014, our cash and cash equivalents included $25.9 million held in interest-bearing accounts.

•
Cash, restricted includes cash held in escrow and previously included cash held for regulatory purposes. The largest component of restricted cash was represented by cash held by Solutions Capital, a wholly owned subsidiary which was licensed as an SBIC under the SBIC Act. Cash held by an SBIC generally is restricted to the origination of new loans by the SBIC. In September, 2014, we prepaid in full the $150 million of SBIC debentures owed to the SBA by Solutions Capital using excess restricted cash, surrendered our SBIC license and closed the investment vehicle, resulting in the reclassification of cash held by Solutions Capital to Cash and cash equivalents on our Consolidated Balance Sheets. As of December 31, 2013, we had $33.9 million of restricted cash.

•
Cash, securitization accounts previously included principal and interest payments received on securitized loans, which, were held in designated bank accounts until monthly or quarterly disbursements were made from the securitization trusts. We were generally required to use a portion of these amounts to pay interest expense, reduce borrowings or pay other amounts in accordance with the related securitization agreements. Cash in securitization accounts had a negative impact on our earnings since the interest we paid on borrowings typically exceeded the rate of return that we were able to earn on temporary cash investments. As of December 31, 2013, we had $13.9 million in cash, securitization accounts. On January 21, 2014, we terminated our 2006-1 Trust and the securitized cash was used to repay principal and interest due on the notes including the notes owned by MCG Capital, the parent.

During the nine months ended September 30, 2014, our operating activities provided $259.5 million of cash and cash equivalents, and our financing activities used $236.6 million of cash and cash equivalents.

LIQUIDITY AND CAPITAL RESOURCES—BORROWINGS
As of September 30, 2014, we had no outstanding borrowings or borrowing facilities. The following table summarizes our borrowing facilities, the facility amounts and the amounts outstanding.

		September 30, 2014		December 31, 2013
(dollars in thousands)	Maturity Date	Total Facility/ Program	Amount Outstanding	Total Facility/ Program	Amount Outstanding
SBIC(a)
2008-10B	September 2018	$—	$—	$2,600	$2,600
2009-10A	March 2019	—	—	12,000	12,000
2009-10B	September 2019	—	—	13,000	13,000
2010-10B	September 2020	—	—	27,500	27,500
2011-10A	March 2021	—	—	53,500	53,500
2012-10A	March 2022	—	—	41,400	41,400
MCG Commercial Loan Trust 2006-1(b)
Series 2006-1 Class D Notes	April 2018	—	—	40,016	25,172
Bank of America Unsecured Revolver(c)
Unsecured Revolving Note	November 2014	—	—	20,000	—
Total borrowings		$—	$—	$210,016	$175,172
_______________

(a)	In September 2014, the SBIC Debentures were repaid in full.

(b)	In January 2014, the Class D Notes were repaid in full.

(c)	In April 2014, we terminated the undrawn Bank of America Unsecured Revolver.
SBIC DEBENTURES
In September, 2014, we prepaid in full the $150 million of SBIC debentures owed to the SBA by Solutions Capital using excess restricted cash. After repayment, Solutions Capital surrendered its SBIC license to the SBA’s Office of SBIC Operations. In connection with the repayment of the SBIC debentures, we recorded $2.3 million of accelerated deferred financing costs in interest expense. From 2005-2014, Solutions Capital invested $468 million in 36 U.S. small businesses generating an approximate 12% IRR on its portfolio investments based on the total amounts invested and amounts received through the exit of the investments.
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

WEIGHTED-AVERAGE BORROWINGS AND COST OF FUNDS
The following table shows our weighted-average borrowings, the weighted-average interest rate on all of our borrowings, including amortization of deferred debt issuance costs and commitment fees, the average LIBOR, and the average spread to LIBOR for 2014 and 2013:

	Nine months ended September 30,
(dollars in thousands)	2014	2013
Weighted-average borrowings	$143,187	$209,367
Average LIBOR	0.23%	0.28%
Average spread to LIBOR, excluding amortization of deferred debt issuance costs	3.88	3.53
Impact of amortization of deferred debt issuance costs	2.65	0.60
Total cost of funds	6.76%	4.41%
SECURED FINANCING
In June 2014, we monetized substantially all of our investment in Advanced Sleep through the sale of a 95% participation interest in our senior and subordinated loans. Under the terms of the sale, the purchaser would receive 100% of the payments related to the loan, including interest and principal, until the total payments received exceeded the purchase price plus any additional advances funded by the purchaser to Advanced Sleep and certain expenses incurred by the purchaser. Thereafter, the purchaser would receive 95% and we would receive 5% of any payments received from Advanced Sleep. Under the terms of the sale, the purchaser had no recourse to us for any payments. We continued to service the Advanced Sleep loans on behalf of the purchaser.
We follow the guidance in ASC 860 when accounting for loan participations and other partial loan sales. Such guidance requires a participation or other partial loan sale to meet the definition of a “participating interest,” as defined in the guidance, in order for sale treatment to be allowed. Due to the non-pro-rata allocation of payments, the sale of the interest in Advanced Sleep's loans did not meet the definition of a participating interest under ASC 860 resulting in the loans remaining on our Consolidated Balance Sheets and the proceeds from the sale being recorded as a secured financing. In September 2014, we sold the remaining participation interest in our senior and subordinated loans. The sale of the remaining interest resulted in the derecognition of the loans to Advanced Sleep and the liability for the secured financing and the realization of a loss of $5.7 million and the reversal of previously recorded unrealized depreciation of $5.7 million on our Consolidated Income Statement. In addition, we no longer service the loans on behalf of the purchaser.
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
On January 17, 2012, our board of directors authorized a stock repurchase program of up to $35.0 million, which was terminated after we effected repurchases totaling approximately $29.4 million. On October 25, 2013, our board of directors authorized a second stock repurchase program of up to $25.0 million. On February 28, 2014, our board of directors increased the second stock repurchase program to $35.0 million. On April 25, 2014, our board of directors terminated the second stock repurchase program effective as of May 2, 2014 and authorized a third stock repurchase program of up to $50.0 million effective as of May 5, 2014. On August 5, 2014, our board of directors terminated the third stock repurchase program and authorized a new stock repurchase program of up to $50.0 million effective as of August 12, 2014. Under the new program, we are authorized to repurchase shares of our common stock in open market transactions, including through block purchases, depending on prevailing market conditions and other factors. The repurchase program may be extended, modified or discontinued at any time for any reason. The program does not obligate us to acquire any specific number of shares, and all repurchases will be made in accordance with SEC Rule 10b-18, which sets certain restrictions on the method, timing, price and volume of stock repurchases. During the nine months ended September 30, 2014, we repurchased 24,358,596 shares of our common stock at a weighted average purchase price of $3.72 per share, which was a 15.9% discount from our quarterly weighted average net asset value per share.

We requested and received the assurance of the staff of the Division of Investment Management that it would not recommend enforcement action to the SEC under the 1940 Act or Rule 17d-1 thereunder if we engage in a stock repurchase program and agree not to issue additional restricted stock under any compensation plan unless such issuance, together with all restricted stock outstanding under all compensation plans, does not exceed 10% of our outstanding common stock at the time of such issuance less the total number of shares previously issued, in the aggregate, pursuant to all compensatory plans. Although as of September 30, 2014, there were 1,426,811 shares of our common stock available for issuance under our Third Amended and Restated 2006 Employee Restricted Stock Plan, or 2006 Plan, no shares of restricted stock could be issued under our 2006 Plan or our Third Amended and Restated 2006 Non-Employee Director Restricted Stock Plan, because the 10% threshold set forth in the SEC's order had been reached due to shares we repurchased under our stock repurchase program.
On October 29, 2014, we announced that we expected to commence a modified “Dutch Auction” tender offer to purchase up to $75.0 million of our common stock at a price per share not less than $3.25 and not greater than $3.75. The tender offer is expected to commence on November 3, 2014, and will expire on December 3, 2014, unless extended. Until the expiration of the tender offer, we have suspended our previously announced stock repurchase program.
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
We do not report the unused portions of these commitments on our Consolidated Balance Sheets. As of September 30, 2014, we had $2.0 million of outstanding unused loan commitments. We believe that our operations, monetizations and unrestricted cash will provide sufficient liquidity to fund, as necessary, requests to draw on these unfunded commitments. We estimate that the fair value of these commitments was less than $0.1 million based on the fees that we currently charge to enter into similar arrangements, taking into account the creditworthiness of the counterparties. From time to time, we provide guarantees or standby letters of credit on behalf of our portfolio companies. As of September 30, 2014, we had no outstanding guarantees or standby letters of credit.
CONTRACTUAL OBLIGATIONS
The following table shows our contractual obligations as of September 30, 2014:

(in thousands)	Payments Due by Period
Contractual Obligations(a)	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Operating leases	641	470	171	—	—
Severance obligations(b)	2,458	1,829	629	—	—
Total contractual obligations	$3,099	$2,299	$800	$—	$—
_______________

(a)	Excludes the unused commitments to extend credit to our customers of $2.0 million as discussed above.

(b)	Represents remaining severance payments, employer taxes and incentive payments that we are obligated to pay stemming from the resignation of our former chief executive officer.

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
We may not be able to achieve operating results that will allow us to make distributions at a specific level or to increase the amount of these distributions. In addition, we may be limited in our ability to make distributions due to the BDC asset coverage test for borrowings applicable to us as a BDC under the 1940 Act. If we do not distribute a certain percentage of our income annually, we will suffer adverse tax consequences, including possible loss of favorable RIC tax treatment. We cannot assure stockholders that they will receive any distributions, or distributions at a particular level. We may make distributions to our stockholders of certain net capital gains. Since December 2001, we have declared aggregate per share distributions of $14.13.
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
If we determined the tax attributes of our distributions as of September 30, 2014, 33% would be from ordinary income and 67% would be a return of capital. A return of capital is a return of stockholder investment, rather than a return of earnings or gains derived from our investment activities. While not immediately taxable to the extent of a stockholder's basis in its shares, a stockholder's basis in the investment will be reduced by the nontaxable amount, which will result in additional gain or a lower loss when the shares are sold. However, actual determinations of the tax attributes of our distributions, including determinations of return of capital, are made annually as of the end of our fiscal year based upon our taxable income and distributions paid for the full year. Therefore, a determination as to the tax attributes of the distributions made on a quarterly basis may not be representative of the actual tax attributes for a full year.  We intend to update stockholders quarterly with an estimated percentage of our distributions that resulted from taxable ordinary income.  The actual tax characteristics of distributions to stockholders will be reported to stockholders annually on a Form 1099-DIV. Future distributions will take into account the requirements for us to distribute the majority of our taxable income to fulfill our distribution requirements as a RIC, together with an assessment of our gains and losses recognized or to be recognized for tax purposes, portfolio transactional events, liquidity, cash earnings and our asset coverage ratio at the time of such decision.
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

•
Majority-Owned Control Investments—Majority-owned control investments comprise 38.3% of our investment portfolio at fair value. Market quotations are not readily available for these investments; therefore, we use a combination of market and income approaches to determine their fair value. Typically, private companies are bought and sold based on multiples of earnings before interest, taxes, depreciation and amortization, or EBITDA, cash flows, net income, revenues or, in limited cases, book value. Generally, we apply multiples that we observe for other comparable companies to relevant financial data for the portfolio company in question. Also, in a limited number of cases, we use income approaches to determine the fair value of these securities, based on our projections of the discounted future free cash flows that the portfolio company will likely generate, as well as industry derived capital costs. Our valuation approaches for majority-owned investments estimate the value upon a hypothetical sale or exit and then allocates such value to the investment's securities in order of their relative liquidation preference. In addition, we assume that any outstanding debt or other securities that are senior to our securities are required to be repaid at par. These valuation approaches also consider the value of our ability to control the portfolio company’s capital structure and the timing of a potential exit.

•
Non-Control Investments—Non-control investments comprise 61.7% of our investment portfolio at fair value. Quoted prices are not available for 96.8% of our non-control investments at fair value. For our non-control equity investments, we use the same market and income approaches used to value our control investments. For non-control debt investments for which no quoted prices are available, we estimate fair value using a market-yield approach based on the expected future cash flows discounted at the loans’ effective interest rates, based on our estimate of current market rates. We may adjust discounted cash flow calculations to reflect other market conditions or the perceived credit risk of the borrower. In the event the fair value of a non-control debt investment, as determined by the same market or income approach used to value our control investments, is below our cost, we estimate the fair value using the market or income approach.

•
Thinly-Traded and Over-the-Counter Securities—Generally, we value securities that are traded in the over-the-counter market or on a stock exchange at the average of the prevailing bid and ask prices on the date of the relevant period end. However, we may apply a discount to the market value of restricted or thinly-traded public securities to reflect the impact that these restrictions have on the value of these securities. We review factors, including the trading volume, total securities outstanding and our percentage ownership of securities to determine whether the trading levels are active (Level 1) or inactive (Level 2). As of September 30, 2014, these securities represented 2.0% of our investment portfolio at fair value. We utilize independent pricing services to arrive at certain of our fair value estimates. To corroborate “bid/ask” quotes from independent pricing services we perform a market-yield approach to validate prices obtained or obtain other evidence.

Our valuation analyses incorporate the impact that key events could have on the securities’ values, including public and private mergers and acquisitions, purchase transactions, public offerings, letters of intent and subsequent debt or equity sales. Our valuation analyses also include key external data, such as market changes and industry valuation benchmarks. We also engage independent valuation firms to provide additional data points for our quarterly valuation analyses. Our general practice is to obtain an independent valuation or review of valuation at least once per year for each portfolio investment that had a fair value in excess of $5.0 million, unless the fair value has otherwise been derived through a sale of some or all of our investment in the portfolio company or is a new investment made within the last twelve months. In total, as of September 30, 2014, we either obtained a valuation or review from an independent firm, considered new investments made or used market quotes in the preceding twelve month period to calculate 99.1% of the fair value of our investment portfolio.
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
The following table summarizes the significant unobservable inputs in the fair value measurements of our level 3 investments by category of investment and valuation technique as of September 30, 2014.

($ in thousands)	Fair Value	Valuation Techniques	Unobservable Inputs	Range		Weighted Average
				Minimum	Maximum
Senior debt	$41,029	Discounted cash flow	Market interest rate	7.8%	7.8%	7.8%
		Pending transactions/Letters of intent	Discount	—%	—%	—%
		Market comparable companies	EBITDA multiple(a)	6.0x	6.0x	6.0x
Subordinated debt	37,131	Discounted cash flow	Market interest rate	7.8%	14.5%	11.7%
		Pending transactions/Letters of intent	Discount	—	—	—
Preferred and common equity	13,544	Market comparable companies	EBITDA multiple(a)	6.0x	10.0x	6.7x
		Pending transactions/Letters of intent	Discount	—%	—%	—%
	$91,704
______________

(a)	EBITDA may include proforma adjustments and/or other addbacks based on specific circumstances related to each investment.
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
Interest rate sensitivity refers to the change in earnings that may result from changes in the level of interest rates. Our net interest income is affected by changes in various interest rates, including LIBOR, prime rates and commercial paper rates. As of September 30, 2014, approximately 63.4% of our loan portfolio, at fair value, bore interest at a spread to either the LIBOR or the prime rate, and 36.6% at a fixed interest rate. As of September 30, 2014, approximately 51.5% of our loan portfolio, at fair value, had LIBOR floors between 1.5% and 2.0% on a LIBOR-base index or prime floors between 2.8% and 4.5%. The three-month weighted-average LIBOR interest rate was 0.23% as of September 30, 2014. Thus, the LIBOR floors in these loan investments lessen the impact of such historically low LIBOR rates.
We regularly measure exposure to interest rate risk. We assess interest rate risk and we manage our interest rate exposure on an ongoing basis by comparing our interest rate sensitive assets to our interest rate sensitive liabilities. Based on this review, we determine whether or not any hedging transactions are necessary to mitigate exposure to changes in interest rates.
The following table shows a comparison of the interest rate base for our interest-bearing cash, outstanding commercial loans, at cost, and our outstanding borrowings as of September 30, 2014 and December 31, 2013:

	September 30, 2014		December 31, 2013
(in thousands)	Interest Bearing Cash and Commercial Loans	Borrowings	Interest Bearing Cash and Commercial Loans	Borrowings
Money market rate	$27,578	$—	$56,685	$—
Prime rate	—	—	—	—
LIBOR
30-day	19	—	57,725	—
60-day	—	—	—	—
90-day	48,267	—	194,133	25,172
180-day	—	—	—	—
Fixed rate	35,554	—	100,009	150,000
Total	$111,418	$—	$408,552	$175,172
In addition, as of September 30, 2014, we had $88.6 million of non-interest-bearing cash and cash equivalents.
Based on our September 30, 2014 balance sheet, the following table shows the impact to net income of hypothetical base rate increases in interest rates, assuming no changes in our investment and borrowing structure. The impact to net income of hypothetical base rate decreases in interest rates is not shown in the following table because as of September 30, 2014, the quarterly average LIBOR was 0.23% and a 100-basis point decrease could not occur:

(dollars in thousands) Basis Point Change	Interest Income	Interest Expense	Net Income
100	$356	$—	$356
200	849	—	849
300	1,607	—	1,607

ITEM 4. CONTROLS AND PROCEDURES
DISCLOSURE CONTROLS AND PROCEDURES
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2014. The term “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.
Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the foregoing evaluation of our disclosure controls and procedures as of September 30, 2014, our Chief Executive Officer and our Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
INTERNAL CONTROL OVER FINANCIAL REPORTING
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act), occurred during the fiscal quarter ended September 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS.
From time to time, we are a party to certain legal proceedings incidental to the normal course of our business, including the enforcement of our rights under contracts with our portfolio companies. While we cannot predict the outcome of these legal proceedings with certainty, we do not expect that these proceedings will have a material effect on our financial condition or results of operations. During the quarter ended September 30, 2014, there were no new or material developments in legal proceedings.
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

The following disclosure removes the risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2013 titled:

•
"Our wholly owned subsidiary is licensed by the SBA and is subject to SBA regulations. If our SBIC subsidiary fails to comply with applicable SBA regulations, the SBA could limit or prohibit its use of debentures, declare outstanding debentures immediately due and payable, and/or revoke or suspend our license"; and

•	"Our wholly-owned SBIC subsidiary may be unable to make distributions to us that will enable us to maintain RIC status, which could result in the imposition of an entity-level tax."
The following disclosure replaces and supplements the risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2013 titled:

•	"Our portfolio is concentrated in certain industries, which increases our risk of significant loss if any one of these companies fails to service our debt because of industry downturns";

•	"If we fail to qualify as a RIC, we will have to pay corporate-level taxes on our income and our income available for distribution would be reduced significantly or eliminated";

•	"If we fail to service our existing debt arrangements adequately, or to establish new credit facilities on favorable terms, our business could be harmed materially";

•	"Our stock price has been, and continues to be, volatile and purchasers of our common stock could incur substantial losses"; and

•	"Any change in the regulation of our business could have a significant adverse effect on the profitability of our operations and our cost of doing business."
In addition, the following disclosure adds the new risk factor titled:

•
"We cannot assure you that our tender offer or any stock repurchase program will actually result in repurchases of our common stock or enhance long-term stockholder value, and repurchases, if any, could affect our stock price, increase its volatility, will diminish our cash reserves and could impact our RIC status."

Our portfolio is concentrated in certain industries, which increases our risk of significant loss if any one of these companies fails to service our debt because of industry downturns.
From time to time, we target specific industries in which to invest on a recurring basis, which may result in significant concentrations in our portfolio. As a consequence, the aggregate returns we realize may be substantially adversely affected by the unfavorable performance of a small number of such investments or a substantial write-down of any one investment. Beyond regulatory and income tax diversification requirements, we do not have fixed guidelines for industry concentration. In addition, while we generally decline to make investments in a particular industry or group of industries that would exceed 15.0% of our total assets at the time of closing, it is possible that as the values of our portfolio companies change, one industry or a group of industries may come to exceed such level. As a result, a downturn in an industry in which we have invested a significant portion of our total investments could have a materially adverse effect on us. As of September 30, 2014, due to the number of recent monetizations and loan repayments, 49.5%, 28.0% and 10.7% of our total investments at fair value were invested in healthcare, business services, and manufacturing industries, respectively. Therefore, we are susceptible to the economic circumstances in these industries, and a downturn in any one of these industries could have a material adverse effect on our results of operations and financial condition.
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

As our total assets continue to decline associated with our stock repurchase program and tender offer, dividend distributions to stockholders and other transactions that reduce our total assets, there is an increased risk of non-qualification as a RIC due to the 50% or 25% asset diversification test as outlined in Internal Revenue Code Section 851(b)(3). The 50% diversification test requires at least 50% of the value of a RIC’s total assets be invested in cash, cash items (including receivables), government securities (as defined under the 1940 Act), securities of other RIC’s, or investments in other securities that, with respect to any one issuer, do not represent more than 5 percent of the RIC’s assets or more than 10 percent of the issuer’s voting securities.
The 25% diversification test requires that not more than 25% of the value of the company’s total assets are invested in the securities (other than government securities or the securities of other RIC’s) of any one issuer, or of two or more issuers which the taxpayer controls and which are determined to be engaged in the same or similar trades or businesses. The term “controls” means the ownership of 20% or more of the total combined voting power of all classes of voting stock in a corporation.
The 50% and 25% diversification test must be satisfied at the end of each quarter of a RIC’s taxable year.
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
If we fail to establish new credit facilities on favorable terms, our business could be harmed materially.
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

•	significant transactions or capital commitments by us or our competitors;

•	significant volatility in the market price and trading volume of securities of BDCs or other financial services companies;

•	volatility resulting from trading in derivative securities related to our common stock including puts, calls or short trading positions;

•	potential future sales of debt securities convertible into or exchangeable or exercisable for our common stock or the conversion of such securities;

•	changes in laws or regulatory policies or tax guidelines with respect to BDCs or RICs;

•	loss of RIC status;

•	the inability to secure additional debt or equity capital;

•	our recent announcement and commencement of a tender offer to repurchase up to $75.0 million of shares of our common stock and the expiration of that tender offer;

•	announcements of strategic developments, acquisitions and other material events by us or our competitors;

•	litigation or regulatory actions affecting us or our portfolio companies; and

•	departures of key personnel.
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
Changes in the laws, regulations or interpretations of the laws and regulations that govern BDCs, RICs or non-depository commercial lenders could have a significant adverse effect on our operations and our cost of doing business. We are subject to federal, state and local laws and regulations and also to judicial and administrative decisions that affect our operations. If these laws, regulations or decisions change, or if we expand our business into jurisdictions that have adopted requirements that are more stringent than those in which we currently conduct business, we may have to incur significant expenses in order to comply or we may have to restrict our operations.
We cannot assure you that our tender offer or any stock repurchase program will actually result in repurchases of our common stock or enhance long-term stockholder value, and repurchases, if any, could affect our stock price, increase its volatility, will diminish our cash reserves and could impact our RIC status.
On October 28, 2014, our board of directors approved a modified “Dutch Auction” tender offer to repurchase up to $75.0 million of shares of our common stock. The tender offer is scheduled to commence on November 3, 2014 and will expire on December 3, 2014, unless extended. Until the tender offer expires, we will not know the amount of shares that have been tendered for repurchase, or the exact per share price (within the $3.25 to $3.75 range offered) that we will be required to pay to stockholders who tender shares. We cannot provide any assurance that we will repurchase a sufficient number of shares of our common stock through the tender offer to accomplish our stated objectives. Accordingly, we may pursue other strategies to return capital to stockholders, including open market repurchases.
Following the termination of our tender offer, we may resume our previously announced stock repurchase program, the size of which will be determined based upon the results of the tender offer and subject to applicable law. Under the program, we are authorized to repurchase shares of our common stock in open market transactions or pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Exchange Act. The timing and actual number of shares repurchased, if any, will depend on a variety of factors, including the price and availability of our shares, trading volume and general market conditions. The program was suspended prior to the announcement of the tender offer, and, if resumed, may be suspended or discontinued at any time in the future without prior notice.
Repurchases pursuant to our tender offer and our stock repurchase program could affect our stock price and increase its volatility. The successful completion of our tender offer, and continued repurchases under our stock repurchase program to the extent available, will reduce the market liquidity for our stock. Additionally, repurchases under our tender offer and any renewed stock repurchase program will diminish our cash reserves, which could impact our ability to pursue possible future strategic opportunities, would result in lower cash available to invest resulting in potentially lower returns on investments and could impact our ability to qualify as a RIC because a reduced asset base would increase the chances that we could fail the asset diversification requirements under the Internal Revenue Code. In addition, any such repurchases will increase the proportional ownership of the stockholders who do not participate, or participate only in part, in the tender offer. There can be no assurance that any stock repurchases will, in fact, occur, or, if they occur, that they will enhance stockholder value because the market price of our common stock may decline below the levels at which we repurchased shares of stock. Although our tender offer and our stock repurchase program are intended to enhance long-term stockholder value, short-term stock price fluctuations could reduce the effectiveness of these programs.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
STOCK REPURCHASE PROGRAM
On January 17, 2012, our board of directors authorized a stock repurchase program of up to $35.0 million, which was terminated after we effected repurchases totaling approximately $29.4 million. On October 25, 2013, our board of directors authorized a second stock repurchase program of up to $25.0 million. On February 28, 2014, our board of directors increased the second stock repurchase program to $35.0 million. On April 25, 2014, our board of directors terminated the second stock repurchase program effective as of May 2, 2014 and authorized a third stock repurchase program of up to $50.0 million effective as of May 5, 2014. On August 5, 2014, our board of directors terminated the third stock repurchase program and authorized a new stock repurchase program of up to $50.0 million effective as of August 12, 2014. Under the new program, we are authorized to repurchase shares of our common stock in open market transactions, including through block purchases, depending on prevailing market conditions and other factors. The repurchase program may be extended, modified or discontinued at any time for any reason. The program does not obligate us to acquire any specific number of shares, and all repurchases will be made in accordance with SEC Rule 10b-18, which sets certain restrictions on the method, timing, price and volume of stock repurchases. The following table summarizes our stock repurchases for the three and nine months ended September 30, 2014.

	Three months ended September 30, 2014	Nine months ended September 30, 2014
Dollar amount repurchased (in thousands)	$32,902	$90,720
Shares repurchased	8,285,836	24,358,596
Average price per share	$3.97	$3.72
Discount to quarterly weighted average net asset value per share	10.2%	15.9%
On October 29, 2014, we announced that we expected to commence a modified “Dutch Auction” tender offer to purchase up to $75.0 million of our common stock at a price per share not less than $3.25 and not greater than $3.75. The tender offer is expected to commence on November 3, 2014, and will expire on December 3, 2014, unless extended. Until the expiration of the tender offer, we have suspended our previously announced stock repurchase program.
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

The following table summarizes the shares of common stock that we have purchased during the three months ended September 30, 2014:

Period/Purpose	Total number of shares	Average Price Paid per Share		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 – 31, 2014
Stock repurchase program(a)	4,751,236	$3.94		4,751,236	$4,441,554
August 1 – 31, 2014
Stock repurchase program(a)	1,483,800	$3.98		1,483,800	$45,755,743
Restricted stock vesting(b)	289	$3.96	(c)	n/a	n/a
Dividend reinvestment requirements(d)	737	$4.02	(e)	n/a	n/a
Total August 1 – 31, 2014	1,484,826	$3.98		1,483,800	$45,755,743
September 1 – 30, 2014
Stock repurchase program(a)	2,050,800	$4.02		2,050,800	$37,503,353
Restricted stock vesting(b)	1,286	$3.52	(c)	n/a	n/a
Total September 1 – 30, 2014	2,052,086	$4.02		2,050,800	$37,503,353
Total	8,288,148	$3.97		8,285,836	$37,503,353

(a)
On April 25, 2014, our board of directors authorized a stock repurchase program of up to $50.0 million effective as of May 5, 2014. On August 5, 2014, our board of directors terminated the existing stock repurchase program and authorized a new stock repurchase program of up to $50.0 million effective as of August 12, 2014.

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

MCG Capital Corporation

Date:	October 29, 2014	By:	/s/ KEITH KENNEDY
Keith Kennedy
Chief Executive Officer (Principal Executive Officer)

Date:	October 29, 2014	By:	/s/ BEVERLY JANE ALLEY
Beverly Jane Alley
Chief Financial Officer (Principal Financial and Accounting Officer)