Form 10-K
period 2014-12-31
MCG CAPITAL CORP
filed 2015-03-02
CIK 1141299

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
FORM 10-K
(Mark One)
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of the Registrant’s voting shares of common stock held by non-affiliates of the Registrant on June 30, 2014, was $208,493,565, based on $3.92 per share, the last reported sale price of the shares of common stock on the NASDAQ Global Select Market. For purposes of this computation, shares held by certain stockholders and by directors and executive officers of the Registrant have been excluded. Such exclusion of shares held by such persons is not intended, nor shall it be deemed, to be an admission that such persons are affiliates of the Registrant. There were 37,074,635 shares of the Registrant’s common stock outstanding as of February 23, 2014.
Documents Incorporated by Reference
Portions of the Registrant’s definitive Proxy Statement relating to its 2015 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A with the Securities and Exchange Commission, are incorporated by reference into Part III of this Annual Report on Form 10-K as indicated herein.

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
Corporate Structure
We make certain of our investments through wholly owned subsidiaries, all of which are structured as Delaware corporations and limited liability companies, to hold the assets of one or more of our portfolio companies. Some of these subsidiaries in turn have wholly owned subsidiaries, all of which are Delaware corporations that hold the assets of certain of our portfolio companies.
Company Background
We were incorporated in Delaware in 1998. On March 18, 1998, we changed our name from MCG, Inc. to MCG Credit Corporation and, on June 14, 2001, to MCG Capital Corporation. Our principal executive offices are located at 1001 19th Street North, 10th Floor, Arlington, VA 22209 and our telephone number is (703) 247-7500.
In this Annual Report on Form 10-K, the terms “Company,” “MCG,” “we,” “us” and “our” refer to MCG Capital Corporation and its wholly owned subsidiaries unless the context otherwise requires.
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

Significant Developments in 2014

•
Originations and Advances — For the three and twelve month periods ended December 31, 2014, we made $0.1 million and $10.0 million, respectively, in originations and advances to existing portfolio companies.

•	Loan Monetizations — For the three and twelve month periods ended December 31, 2014, we received $15.6 million and $265.4 million, respectively, in loan payoffs and amortization payments.

•
Equity Monetizations and Realizations — For the three and twelve month periods ended December 31, 2014, we received $5.7 million and $16.7 million, respectively, in proceeds from the sale of equity investments, principally the sale of securities in each of Accurate Group Holdings, Inc., C7 Data Centers, Inc., G&L Investment Holdings, LLC, Golden Knight II CLO, Ltd. and IDOC, LLC. With the exception of the publicly listed minority equity investment in Broadview Networks Holdings, Inc., in which we have a built-in capital tax loss of approximately $93 million, and the pending sale of our last control equity investment in RadioPharmacy Investors, LLC that we expect to close in March 2015, during the year ended December 31, 2014 we exited all of our equity positions.

•	Loans on Non-Accrual — As of December 31, 2014, we had no loans on non-accrual, at cost or fair value.

•
Reduced Leverage — As of December 31, 2014, we had no borrowings. During the twelve month period ended December 31, 2014, we (i) terminated our MCG Commercial Loan Trust 2006-1, or 2006-1 Trust; (ii) terminated our unsecured revolving credit facility with Bank of America, N.A. in the principal amount of $20.0 million, or the Bank of America Unsecured Revolver; (iii) prepaid in full the $150 million of small business investment company, or SBIC, debentures owed to the United States Small Business Administration, or SBA, by Solutions Capital I, L.P., or Solutions Capital and (iv) sold the remaining participating interest in our secured financing.

•
Open-Market Purchases of Our Stock — For the three and twelve month periods ended December 31, 2014, we repurchased 7,827,960 and 32,186,556 shares of our common stock at weighted average purchase prices of $3.74 and $3.73, respectively, including 4,859,744 shares purchased on December 10, 2014 in a modified "Dutch Auction" tender offer at $3.75 per share. In January 2015, we repurchased 1,061,075 shares of our common stock at a weighted average purchase price of $3.93, which we believe will contribute two cents per share in accretion to our net asset value in the first quarter of 2015. We acquired these shares from sellers in open market transactions or the modified "Dutch Auction" tender offer. We retired these shares upon settlement, thereby reducing the number of shares issued and outstanding.

•	Dividends — For the year ended December 31, 2014, we declared and paid $0.25 per share in dividends.

•
Operating Costs — For the three and twelve month periods ended December 31, 2014, our total operating costs were $3.0 million and $23.7 million, respectively. During the three month period ended December 31, 2014, we incurred $0.6 million in severance costs and $0.7 million in professional fees associated with the lawsuit against various defendants involved in our subordinated loan transaction with Color Star Growers of Colorado, Inc., or Color Star Litigation, all of which we included in general and administrative costs. During the twelve month period ended December 31, 2014, we incurred $1.3 million in salaries and benefits related to successful Solutions Capital investment exits and $1.1 million in amortization of employee restricted stock awards that accelerated upon termination of former employees, all of which we included in employee compensation. In addition, during the twelve month period ended December 31, 2014, we incurred $3.4 million in severance payments, $2.3 million in Color Star Litigation costs and $0.3 million in contractual payments due our former CEO tied to successful Solutions Capital investment exits, all of which we included in general and administrative costs.

Outlook
We continue to believe that current market conditions in our primary lending markets are consistent with a peak of a credit cycle. We believe that we have successfully monetized investments, some of which were challenging, into a very liquid market, improving the quality of our assets and our cash position and resulting in a stronger balance sheet. We also elected to use excess cash to repay all of our outstanding debt and to repurchase our stock in the open market, including a modified "Dutch Auction" tender offer in December 2014. As a result of these capital allocation decisions, we have meaningfully reduced the size of our balance sheet and our net earning assets.
In January 2015, we entered into a merger agreement to sell our largest equity investment, Pharmalogic Holdings Corp., a subsidiary of RadioPharmacy Investors, LLC. The merger agreement contains customary representations and warranties of Pharmalogic Holdings Corp. and RadioPharmacy Investors, LLC as well as covenants of Pharmalogic Holdings Corp. to conduct its business in a commercially reasonable manner consistent with past practices. The transaction is subject to customary closing conditions including receipt of certain regulatory approvals. In connection with the sale transaction, we committed to amend and restate our existing senior debt to provide $17.5 million of first lien financing at 8.5% to support the sale transaction. We expect this transaction to close by March 31, 2015. Upon consummation of the transaction, we will have exited all of our control investments. See Note 13—Significant Subsidiary in Item 8. Financial Statements and Supplementary Data.
Though we continue to take steps to rationalize our cost infrastructure and to strengthen our balance sheet, our primary asset is unencumbered cash and we do not have sufficient net earning assets to generate positive net operating income at this time.
Based on a thorough business review, on February 9, 2015, our board of directors announced its intention to explore strategic alternatives for the Company to maximize value for stockholders, including a possible sale of the Company. We may receive offers or engage in a transaction in the ordinary course which may ultimately result in a sale of any or all of our assets, above or below the fair value on our balance sheet at that time. We may also consider a variety of extraordinary transactions, such as a sale of the Company, a restructuring, a recapitalization, a merger, a consolidation, a business combination, a special dividend to stockholders, a liquidation or other transaction or series of transactions. No timetable has been set for the Company's process and we do not expect to comment further or update the market with any additional information on the process unless and until the board of directors approves a specific transaction or otherwise deems disclosure appropriate or necessary.
There can be no assurance that this strategic alternatives review will result in the Company changing its current business plan, pursuing a particular transaction, completing any such transaction, or that any transaction we might enter will prove to be beneficial to our stockholders. Further, it is not certain what impact any potential strategic alternatives, or a decision not to pursue any potential strategic alternatives, may have on the Company's stock price, operating results, business or financial condition, liquidity, or business prospects.
MCG’s Investment Portfolio
As of December 31, 2014, the majority of our investment portfolio consists of loans to lower middle-market companies that generate annual revenue of less than $200 million and earnings before interest, taxes, depreciation and amortization, or EBITDA, in the range of $3-$15 million. Generally, our portfolio companies use our capital investments to finance acquisitions, recapitalizations and buyouts, as well as for organic growth and working capital. We identify and source new portfolio companies through multiple channels, including private equity sponsors, investment bankers, brokers, fund-less sponsors, institutional syndication partners, owner operators, and other club lenders that facilitate peer-to-peer loans. We generally invest in some combination of senior debt, second-lien debt, secured and unsecured subordinated debt and equity.

As of December 31, 2014, we had debt and equity investments in seven portfolio companies with a combined fair value of $75.3 million. The following table summarizes the fair value and revenue contributions of our current investments.

(dollars in thousands)			Interest Rate			As of December 31, 2014		Year ended December 31, 2014
Portfolio Company	Industry	Investment	Current	PIK	Total	Fair Value	% of Portfolio	Revenues	% of Total Revenues

RadioPharmacy Investors, LLC	Healthcare	Senior Debt	9.5%	—	9.5%	$17,192	22.8%	$2,100	7.8%
		Preferred LLC Interest				12,044	16.0%	—	—%
						29,236	38.8%	2,100	7.8%
C7 Data Centers, Inc.	Business Services	Senior Debt	9.5%	—	9.5%	14,172	18.8%	2,024	7.6%
GMC Television Broadcasting, LLC	Broadcasting	Senior Debt	4.3%	—	4.3%	9,198	12.2%	574	2.1%
South Bay Mental Health Center, Inc.	Healthcare	Subordinated Debt	12.0%	2.5%	14.5%	8,926	11.8%	1,643	6.1%
Industrial Safety Technologies, LLC	Manufacturing	Subordinated Debt	9.5%	2.0%	11.5%	7,130	9.5%	1,164	4.3%
Intrafusion Holding Corp.	Healthcare	Subordinated Debt	13.6%	—	13.6%	6,404	8.5%	1,401	5.2%
Broadview Networks Holdings, Inc.	Communications	Common Stock				266	0.4%	—	—%
		Warrants				—	—%	—	—%
						266	0.4%	—	—%
Total						$75,332	100.0%	$8,906	33.1%
In addition to our portfolio investments, as of December 31, 2014, we had cash and cash equivalents of $105.8 million, or 57.6% of our total assets.
The following table summarizes the composition of our investment portfolio as of December 31, 2014 and 2013 at fair value:

	December 31, 2014		December 31, 2013
(dollars in thousands)	Investments at Fair Value	Percent of Total Portfolio	Investments at Fair Value	Percent of Total Portfolio
Debt investments
Senior secured debt	$40,562	53.8%	$185,524	50.3%
Subordinated debt
Secured	22,460	29.8	108,338	29.4
Unsecured	—	—	42,452	11.5
Total debt investments	63,022	83.6	336,314	91.2
Equity investments
Preferred equity	12,044	16.0	28,390	7.7
Common/common equivalents equity	266	0.4	4,169	1.1
Total equity investments	12,310	16.4	32,559	8.8
Total investments	$75,332	100.0%	$368,873	100.0%
Our debt instruments bear contractual interest rates ranging from 4.3% to 14.5%, a portion of which may be deferred. As of December 31, 2014, approximately 85.8% of the fair value of our loan portfolio had variable interest rates, based on either the London Interbank Offer Rate, or LIBOR, or the prime rate, and 14.2% of the fair value of our loan portfolio had fixed interest rates. As of December 31, 2014, approximately 59.9% of the fair value of our loan portfolio had LIBOR floors between 1.5% and 2.0% on a LIBOR-based index or prime floors between 2.75% and 4.50%. At origination, our loans generally have four- to six-year stated maturities. Borrowers typically pay an origination fee based on a percent of the total commitment and a fee on undrawn commitments.
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
As of December 31, 2014, our control companies comprised 38.8% of the fair value of our portfolio and contributed 9.5% of our total revenues during 2014. In January 2015, we entered into a merger agreement to sell our largest equity investment, Pharmalogic Holdings Corp., a subsidiary of RadioPharmacy Investors, LLC. We expect this transaction to close by March 31, 2015. Upon consummation of this transaction, we will have exited all of our control investments.
Competition
We compete with many types of investors for the portfolio companies in which we invest, including public and private funds (including other BDCs), commercial and investment banks, commercial financing companies and, to the extent they provide an alternative form of financing, private equity funds or hedge funds. As a result of these entrants, competition for investment opportunities has intensified in recent years and may intensify further in the future. A majority of our competitors are substantially larger and have considerably greater financial, technical and marketing resources than we do. Some may also have a lower cost of funds and access to funding sources that are not available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments that may lead to additional market share and a competitive advantage over us. Unlike many of our competitors, we are also subject to regulatory restrictions and valuation requirements the 1940 Act imposes on us as a BDC.
The myriad competitive pressures we face require our management team to develop and maintain strong relationships with intermediaries, financial institutions, investment bankers, commercial bankers, financial advisors, attorneys, accountants, consultants and other individuals within our network in order to keep apprised of potential investment opportunities. We have experienced significant executive turnover and staff reductions while we monetized a majority our investments and repurchased our stock in the open market, which we believe has negatively impacted our ability to remain active investors with current or prospective clients. If our management team fails to maintain its existing relationships or develop new ones with important sources of investment opportunities, we may fail to remain competitive for new business or to generate positive net operating income and our investment portfolio may languish as a result. Regardless of the strength of relationships, no one is obligated to provide us with investment opportunities, and there is no assurance that such relationships will generate investment opportunities for us.
While we do not seek to compete primarily based on the interest rates we offer, we may lose investment opportunities if we do not match our competitors' pricing, terms and structure. If we do match our competitors' pricing, terms and structure to win business, we may then experience a decrease in investment income resulting from lower net earning assets. We may be precluded from taking advantage of attractive investment opportunities from time to time as a result of an inability to meet market terms, and we can offer no assurance that we will be able to identify and successfully make investments that are consistent with our investment objective. Failure to compete effectively for, and establish strong relationships that could lead to, new business would have a material adverse effect on our business, financial condition and results of operations.
Life Cycle of Debt and Equity Originations
The key aspects of our portfolio origination, servicing and monitoring process are set forth below. For each investment, we continue to evaluate investment risks and exposure relative to the amount of our total assets and net asset value, or NAV, and make adjustments as we deem prudent. Generally, we intend to keep the amount of our investment in any one company at or below $15 million, which we may accomplish by selling a portion of our initial investment to another investor post-close. We generally make loans with four- to six-year stated maturities. We believe the market-average hold period of a loan is approximately three years, although that figure has declined. Our equity investments generally do not have maturity dates.
INVESTMENT OBJECTIVE AND STRATEGIES
Our investment objective is to achieve attractive returns by generating current income and capital gains on our investments. We seek to increase our earnings and NAV by investing principally in debt or equity securities of lower middle-market companies or syndicated loans. We intend to earn interest, dividends and fees on our investments and we may report unrealized appreciation and depreciation as the fair value of our investments periodically increases or decreases. We realize capital gains or losses when the investment is eventually monetized.
The cost basis of our investments include unamortized original issue discount, premiums and fees, as well as payment-in-kind, or PIK, interest and dividends that are generally due at maturity or upon our exit from the investment.

When we originate debt and equity investments, we strive to achieve favorable risk-adjusted rates of return in the form of current income and capital gains, while maintaining credit and investment quality in our portfolio. Before making investments, we apply well established credit processes to assess investment risk and we structure and price our investments accordingly. We have developed proprietary analytics, data and knowledge to support our business activities. We designed our investment process to achieve the following strategic objectives:

•	generate favorable risk-adjusted rates of return by delivering capital and strategic insight to increase our portfolio companies’ enterprise value;

•	maintain sound credit and investment discipline and pricing practices, regardless of market conditions, to avoid adverse investment selection; and

•	manage risk by utilizing an integrated team approach to business development, underwriting and investment management.
We maintain a flexible approach to funding that permits us to adjust price, maturity and other transaction terms to accommodate the needs of our portfolio companies.
ORGANIZATION OF MCG’S INVESTMENT PROFESSIONALS
Our organization includes experienced professionals who originate, underwrite, finance, syndicate, monitor and monetize investments. Our professional staff also provides accounting, finance, human resources, investor relations, legal, compliance and corporate governance functions critical to our business. As of December 31, 2014, we have six full time employees serving cross-functional roles in support of our business. The following bullets describe the key functional teams that are responsible for our investment processes:

•
Investment Management—Our investment professionals are responsible for identifying and performing a financial and risk analysis of potential investment opportunities. They also underwrite and manage our investment portfolio and lead any work-out or restructuring that may occur from time to time. After an investment is approved and funded, a cross-functional team manages and monitors the performance of our investments.

•
Credit Committee—Prospective investments are presented to MCG's credit committee for review and approval prior to issuing a term sheet. Final approval by the credit committee generally occurs after the deal team has substantially completed the underwriting process. The credit committee includes our Chief Executive Officer and General Counsel. Our board of directors has delegated authority to the credit committee to (i) originate, underwrite and fund any non-control, non-distressed investment of $15 million or less provided that the equity component does not exceed $3 million, (ii) originate any distressed investment of $5 million or less and (iii) increase any existing investment previously approved by the Company's investment and valuation committee up to a certain over-line or established amount. As a matter of practice, our board of directors is invited to participate at every credit committee meeting and in the review and approval of all investments, irrespective of investment size.

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

BUSINESS DEVELOPMENT
MCG and its predecessors have been active investors in lower middle-market companies since 1990. We believe our experience in lower middle-market investing is a meaningful competitive advantage that we use to operate our business. Our senior investment professionals and members of our credit committee have extensive experience investing in lower middle-market companies and in industries that we target, such as healthcare, business services, technology, software, information services and consumer directed businesses.
Our investment professionals identify and source new investments through multiple channels, including private equity sponsors, investment bankers, brokers, fund-less sponsors, institutional syndication partners, other club lenders and owner-operators. Our investment professionals also market to prospective portfolio companies identified through past relationships with executives, information gathered through proprietary and public research and relationships with accountants, lawyers and other professionals.

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

•
Regulatory Risks—industry specific regulation and regulation reform (e.g., healthcare reform, increased regulatory oversight, government reimbursement of for-profit schools, etc.), and economic or macro issues that may affect an investment (e.g., cost of utilities or access to power at historical rates in certain regions, access to nuclear materials for medical imaging, etc.), as well as regulations that may change the incentives of partners or investors in the investment (e.g., tax reform that may impact private equity funds or hedge funds, regulations of commercial banks, and potential reforms of BDCs);

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
When presenting a prospective investment to our credit committee for approval, our investment professionals deliver a detailed investment memorandum. Should the dollar amount of the proposed investment exceed certain pre-defined thresholds, or include a significant investment in equity, the investment memorandum is also submitted to the investment and valuation committee of our board of directors for review and approval. The investment memorandum generally consists of the following:

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

•
Equity—We principally invest in equity securities of private companies or collateralized loan structures. From time to time we may invest in equity securities of public companies. In addition, we may receive warrants to purchase preferred or common stock of a portfolio company that are related to our debt investments in such portfolio company. Preferred stock ranks senior to common stock, and often carries the right to receive a preferential return upon the sale of the company.

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
INVESTMENT APPROVAL PROCESS
Our investment approval process begins with an initial screening of a business plan or financing solicitation by one of our investment professionals to assess eligibility, sector, risk profile, investment fit and expected returns. Our investment professionals meet regularly with the members of our credit committee to discuss new opportunities. Simultaneously, a non-binding indication of interest may also be executed in support of a private equity firm issuing a bid for the transaction. Deals are judged by, among other things, a prospect's revenue run rate, continuity of solid cash flow, percentage of recurring revenue, gross profit margin, bad debt as a percentage of revenue, customer renewal rate, the prospect's marketing niche, level of competition, customer base quality and concentration and strength of the management team.
The credit committee determines whether the investment should be pursued, giving consideration to the risk return profile, industry concentrations and general economic outlook for the sector in which the business operates. In these meetings the credit committee also offers insight into key issues that must be resolved before a potential investment is funded. If the credit committee agrees to move forward with an investment, the terms are documented initially by a signed term sheet or letter of intent, as applicable, consistent with the pipeline report and committee clearance, and the deal proceeds to the documentation stage. The term sheet establishes the terms and conditions under which we propose to enter into a credit or investment relationship.
Generally, our underwriting process begins after our investment professionals receive a signed term sheet or letter of intent. The assigned investment professional is responsible for oversight and completion of comprehensive due diligence, and is expected to investigate and report on all critical aspects of the proposed investment. Our due diligence often includes review of financial statements, discussion with key members of management, review of material contracts, background checks, reviews of customer and vendor relationships, confirmation of historical results and assumptions underlying forecasted results. When necessary or advisable based on industry or the history of the prospect itself, third party diligence is conducted. The underwriting process includes legal and business due diligence and typically an on-site visit with the prospect company, including its management team and any other key employees.
Once the underwriting process is complete, the investment professional responsible for the deal presents a credit approval memorandum, including detailed findings of the foregoing underwriting process, to the credit committee and, if required, the investment and valuation committee. If approved, the deal proceeds to final documentation and closure. All of our investments are approved by our credit committee. In addition, investments of over $15 million must also be approved by the investment and valuation committee of our board of directors.
INVESTMENT FUNDING
We fund our investments using cash from our balance sheet. As a BDC, we are subject to certain restrictions on incurring debt. For example, we are not permitted to incur indebtedness unless immediately after such borrowing we meet a coverage ratio of total assets to total senior securities (which include all of our borrowings and any preferred stock we have then issued) of at least 200%.
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
Warrants and Options
Under the 1940 Act, we are subject to restrictions on the amount of warrants, options, restricted stock or rights to purchase shares of capital stock that we may have outstanding at any time. In particular, the amount of capital stock that would result from the conversion or exercise of all outstanding warrants, options or rights to purchase capital stock cannot exceed 25% of our total outstanding shares of capital stock. This amount is reduced to 20% of our total outstanding shares of capital stock if the amount of warrants, options or rights issued pursuant to an executive compensation plan would exceed 15% of our total outstanding shares of capital stock. We have received exemptive relief from the SEC permitting us to issue restricted stock to our employees and directors subject to the above conditions, among others. See Regulation—Exemptive and Other Relief.

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

We may be required to recognize taxable income even when we do not receive cash. For example, if we hold debt obligations that are treated under applicable tax rules as having original issue discount, we must include in taxable income each year a portion of the original issue discount that accrues over the life of the obligation, regardless of whether cash representing such income is received by us in the same taxable year. We also may have to include in taxable income other amounts that we have not yet received in cash, such as PIK interest and deferred loan origination fees that are paid after origination of the loan or are paid in non-cash compensation such as warrants or stock. Because any original issue discount or other amounts accrued will be included in our investment company taxable income for the year of accrual, we may be required to make a cash distribution to our stockholders in the amount of that non-cash income in order to satisfy the 90% Distribution Requirement, even though we will not have received any cash representing such income.
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
EMPLOYEES
We believe our success will depend greatly on our ability to identify, attract and retain capable employees. As of December 31, 2014, we employed six full-time employees, including investment, portfolio and operations professionals, in-house counsel and administrative staff. All of these employees are located in our corporate headquarters in Arlington, Virginia. Our employees are not represented by any collective bargaining unit and we believe our relations with our employees are good.

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
We are exploring and evaluating strategic alternatives for the Company and there can be no assurance that we will be successful in identifying a strategic alternative, that such strategic alternative will yield additional value for our stockholders or that the process will not have an adverse impact on our business.
On February 9, 2015, we announced that we had retained a financial advisor to assist us in exploring a full range of strategic alternatives for the Company to enhance value for our stockholders. The process could result in, among other things, a sale of the Company, a restructuring, a recapitalization, merger, consolidation, business combination or returning capital to investors. We cannot provide any assurance that the exploration of strategic alternatives will result in the identification or consummation of any transaction. Similarly, any strategic decision will involve risks and uncertainties, and we cannot provide any assurance that any strategic alternative, if identified, evaluated and consummated, will provide the anticipated benefits or otherwise enhance stockholder value. The process is ongoing and our Board of Directors has not set a timetable for completion of the evaluation.
We expect to incur substantial costs associated with identifying and evaluating potential strategic alternatives. Any potential transaction would be dependent upon a number of factors that may be beyond our control, including, among other factors, market conditions, industry trends, the interest of third parties in our business, stockholder approval and the availability of financing to potential buyers or the Company on reasonable terms. The process of exploring strategic alternatives may be time consuming and disruptive to our business operations. We are also subject to other risks in connection with the uncertainty created by the strategic review process, including stock price volatility and the ability to retain qualified employees. We do not currently intend to disclose further developments with respect to this process, unless and until our Board of Directors approves a specific transaction or otherwise concludes the review of strategic alternatives.
If we are unable to effectively manage the strategic review process, our business, financial condition, liquidity and results of operations could be adversely affected.
Investing in lower middle-market companies is inherently risky. Our financial results may be affected adversely if one or more of our portfolio investments defaults on its loans or fails to perform.
Our portfolio consists primarily of debt and equity investments in privately owned lower middle-market companies. Investing in lower middle-market companies involves a number of significant risks. The debt in which we invest is typically not rated. When rated by one or more rating agencies, a majority of our investments are rated below investment grade and have the highest risk of default among corporate bonds, typically referred to as junk bonds. Compared to larger publicly traded companies with greater financial, technical and marketing resources, lower middle-market companies typically have fewer resources and may experience wider variations in their operating results, making them more vulnerable to economic downturns. Lower middle-market companies experience limited access to capital and the cost of capital is usually higher than for their larger competitors. Many lower middle-market companies are unable to obtain financing from public capital markets or from traditional credit sources, such as commercial banks, often because they are perceived to pose a higher default risk. The success of lower middle-market companies often depends heavily on the managerial talents and efforts of an individual or a small group of persons. Therefore, the loss of any key employee could harm both its financial condition and its ability to compete effectively. Further, some lower middle-market companies conduct business in regulated industries. Changes in the regulatory environment impacting lower middle-market companies could result in significant expenditures and impair cash flow by making it difficult for them to conduct business in a cost effective manner, and have more dire effects, including bankruptcy. Even minor events may adversely affect the value of a loan's collateral and a company's ability to repay its obligations, which in turn may adversely affect the return on, or the recovery of, our investment in these businesses.
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
The future of the United States economy, sub-sectors of the broader economy and state and local economies in which we invest, is unclear. If economic performance in these markets declines in the future, the financial results of our lower middle-market portfolio companies may experience deterioration or limited growth. Prolonged, unfavorable or uncertain economic and market conditions may impact the ability of our portfolio companies to service their debt or engage in a liquidity event, such as a sale, merger, recapitalization or initial public offering.
Should this happen, we may experience a loss of value in our portfolio and decreases in our revenues, net income and net assets. Adverse economic conditions also may impair the value of collateral securing some of our loans and the value of our equity investments.
We operate in a highly competitive market for investment opportunities, and the success of our business model necessitates that we develop and maintain strong referral relationships. Failure to do so, or to offer desirable investment terms, may preclude us from winning new business and adversely affect our financial conditions and results of operations.
We compete with many types of investors for the portfolio companies in which we invest, including public and private funds (including other BDCs), commercial and investment banks, commercial financing companies and, to the extent they provide an alternative form of financing, private equity funds or hedge funds. As a result of these entrants, competition for investment opportunities has intensified in recent years and may intensify further in the future. A majority of our competitors are substantially larger and have considerably greater financial, technical and marketing resources than we do. Some may also have a lower cost of funds and access to funding sources that are not available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments that may lead to additional market share and a competitive advantage over us. Unlike many of our competitors, we are also subject to regulatory restrictions and valuation requirements the 1940 Act imposes on us as a BDC.
The myriad competitive pressures we face require our management team to develop and maintain strong relationships with intermediaries, financial institutions, investment bankers, commercial bankers, financial advisors, attorneys, accountants, consultants and other individuals within our network in order to keep apprised of potential investment opportunities. We have experienced significant executive turnover and staff reductions while we monetized a majority of our investments and repurchased our stock in the open market, which we believe has negatively impacted our ability to remain active investors with current or prospective clients. If our management team fails to maintain its existing relationships or develop new ones with important sources of investment opportunities, we may fail to remain competitive for new business or to generate positive net operating income and our investment portfolio may languish as a result. Regardless of the strength of relationships, no one is obligated to provide us with investment opportunities, and there is no assurance that such relationships will generate investment opportunities for us.
While we do not seek to compete primarily based on the interest rates we offer, we may lose investment opportunities if we do not match our competitors' pricing, terms and structure. If we do match our competitors' pricing, terms and structure to win business, we may then experience a decrease in investment income resulting from lower net earning assets. We may be precluded from taking advantage of attractive investment opportunities from time to time as a result of an inability to meet market terms, and we can offer no assurance that we will be able to identify and successfully make investments that are consistent with our investment objective. Failure to compete effectively for, and establish strong relationships that could lead to, new business would have a material adverse effect on our business, financial condition and results of operations.
Our portfolio is concentrated in certain industries, which increases our risk of significant loss if any one of these companies fails to service our debt because of industry downturns.
From time to time, we target specific industries in which to invest on a recurring basis, which may result in significant concentrations in our portfolio. As a consequence, the aggregate returns we realize may be substantially adversely affected by the unfavorable performance of a small number of such investments or a substantial write-down of any one investment. Beyond regulatory and income tax diversification requirements, we do not have fixed guidelines for industry concentration. In addition, while we generally decline to make investments in a particular industry or group of industries that would exceed 15.0% of our total assets at the time of closing, it is possible that as the values of our portfolio companies change, one industry or a group of industries may come to exceed such level. As a result, a downturn in an industry in which we have invested a significant portion of our total investments could have a materially adverse effect on us. As of December 31, 2014, due to the number of recent monetizations and loan repayments, 59.2%, 18.8% and 12.2% of our total investments at fair value were invested in healthcare, business services and broadcasting industries, respectively. Therefore, we are susceptible to the economic circumstances in these industries, and a downturn in any one of these industries could have a material adverse effect on our results of operations and financial condition.
Changes, enforcement or interpretation of healthcare or other laws and regulations applicable to some of our portfolio companies' businesses may constrain their ability to offer their products and services.
Changes, enforcement or interpretation of healthcare or other laws and regulations applicable to the businesses of some of our portfolio companies may increase their compliance and other costs of doing business, require significant systems enhancements, or render their products or services less profitable or obsolete, any of which could have a material adverse effect on their results of operations. There has also been an increased political and regulatory focus on healthcare laws in recent years, and new legislation, regulation, enforcement or interpretation may have a material effect on the business and operations of some of our portfolio companies.
We must effectively manage and deploy capital to ensure our financial condition and results of operations. If we fail to do so, we could experience a decline in our business prospects and the loss of key employees, both of which could negatively affect our operating results.
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
Although shares of closed-end investment companies frequently trade at a market price that is less than the NAV attributable to those shares, this characteristic has no correlation with the risk of decline to our own NAV. It is not possible to predict whether our common stock will trade at, above, or below NAV. In the recent past, the stocks of BDCs as an industry, including shares of our common stock, have traded below NAV as a result of concerns over market conditions, credit concerns, liquidity, dividend coverage, leverage restrictions, distribution requirements and various other reasons. When our common stock trades below its NAV per share, the 1940 Act prohibits us from selling shares of our common stock at a price below the current NAV unless our stockholders approve such a sale and our board of directors makes certain determinations.
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
Failure to meet the foregoing requirements may result in our having to dispose of certain investments quickly in order to prevent the loss of RIC status. Because most of our investments will be in private companies, and, therefore, will be relatively illiquid, any such dispositions could be made at disadvantageous prices and could result in losses. If we fail to qualify as a RIC for any reason we would become subject to corporate-level income tax, substantially reducing our net assets, the amount of income available for distribution, if any, and the amount of our distributions. Such a failure would have a material adverse effect on our stockholders and us.
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

•
the average trading volume and the ability of investors to obtain liquidity in our shares in the open market, which may be negatively impacted by the number of shares the Company repurchases in the open market;

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
In the event that the asset coverage ratio applicable to us as a BDC falls below 200%, we will be unable to make distributions until the ratio again meets or exceeds the threshold. If we do not distribute at least 90% of our investment company taxable income annually, we will suffer adverse tax consequences, including the possible loss of our status as a RIC for the applicable period. From December 2001 through December 31, 2014, we declared distributions totaling $14.13 per common share. Due to the market dislocation, we suspended our distributions from the third quarter of 2008 through the first quarter of 2010. We reinstated our distribution on April 29, 2010, and until the third quarter of 2014 continued to declare a quarterly dividend. There can be no assurance that distributions will resume in the future.
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
We are subject to changing rules and regulations of federal and state government as well as the stock exchange on which our common stock is listed. These entities, including the Public Company Accounting Oversight Board, the SEC and the NASDAQ Stock Market have issued a significant number of new and increasingly complex requirements and regulations over the course of the last several years and continue to develop additional regulations and requirements in response to laws enacted by Congress. On July 21, 2010, the Dodd-Frank Wall Street Reform and Protection Act, or the Dodd-Frank Act, was enacted. There are significant corporate governance and executive compensation-related provisions in the Dodd-Frank Act, and the SEC has adopted, and will continue to adopt, additional rules and regulations that may impact us. Our efforts to comply with these requirements have resulted in, and are likely to continue to result in, an increase in expenses and a diversion of management’s time from other business activities.
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
The failure in cyber security systems, as well as the occurrence of events unanticipated in our disaster recovery systems and management continuity planning could impair our ability to conduct business effectively.
The occurrence of a disaster such as a cyber attack, a natural catastrophe, an industrial accident, a terrorist attack or war, events unanticipated in our disaster recovery systems, or a support failure from external providers, could have an adverse effect on our ability to conduct business and on our results of operations and financial condition, particularly if those events affect our computer-based data processing, transmission, storage, and retrieval systems or destroy data. If a significant number of our managers were unavailable in the event of a disaster, our ability to effectively conduct our business could be severely compromised.
We depend heavily upon computer systems to perform necessary business functions. Despite our implementation of a variety of security measures, our computer systems could be subject to cyber attacks and unauthorized access, such as physical and electronic break-ins or unauthorized tampering. Like other companies, we may experience threats to our data and systems, including malware and computer virus attacks, unauthorized access, system failures and disruptions. If one or more of these events occurs, it could potentially jeopardize the confidential, proprietary and other information processed and stored in, and transmitted through, our computer systems and networks, or otherwise cause interruptions or malfunctions in our operations, which could result in damage to our reputation, financial losses, litigation, increased costs, regulatory penalties and/or customer dissatisfaction or loss.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.
None.

ITEM 2.	PROPERTIES.
Neither we nor any of our consolidated subsidiaries own any facilities or real estate.  However, during 2014 we leased 13,684 square feet of office space for our corporate headquarters located at 1001 19th Street North, Arlington, VA 22209. Our lease expires December 31, 2015.

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
Market Information
Our common stock is traded on the NASDAQ Global Select Market under the symbol “MCGC.” The following table sets forth the high and low last sales prices of our common stock for the periods indicated, as reported on the NASDAQ Global Select Market:

	Years ended December 31,
	2014		2013
Quarter Ended	High	Low	High	Low
March 31	$4.75	$3.59	$5.00	$4.47
June 30	$3.92	$3.24	$5.32	$4.57
September 30	$4.08	$3.52	$5.49	$4.89
December 31	$3.95	$3.03	$5.32	$4.40
Holders
On February 23, 2015 we had approximately 91 holders of record and approximately 13,119 beneficial holders of our common stock.
Recent Sales of Unregistered Securities and Purchases of Equity Securities
STOCK REPURCHASE PROGRAM
On January 17, 2012, our board of directors authorized a stock repurchase program of up to $35.0 million, which was terminated after we effected repurchases totaling approximately $29.4 million. On October 25, 2013, our board of directors authorized a second stock repurchase program of up to $25.0 million. On February 28, 2014, our board of directors increased the second stock repurchase program to $35.0 million. On April 25, 2014, our board of directors terminated the second stock repurchase program effective as of May 2, 2014 and authorized a third stock repurchase program of up to $50.0 million effective as of May 5, 2014. On August 5, 2014, our board of directors terminated the third stock repurchase program and authorized a fourth stock repurchase program of up to $50.0 million effective as of August 12, 2014. On October 17, 2014, our board of directors suspended the fourth stock repurchase program. On December 18, 2014, the fourth stock repurchase program, which had been suspended during our modified "Dutch Auction" tender offer, was reinstated. In January 2015, the fourth stock repurchase program was discontinued. We have provided our stockholders with notice of our intention to repurchase shares of our common stock in accordance with 1940 Act requirements. We retired all shares of common stock that we purchased in connection with the stock repurchase program.
TENDER OFFER
On November 3, 2014, we commenced a modified “Dutch Auction” tender offer pursuant to an offer to purchase dated November 3, 2014 and a related letter of transmittal, under which we offered to purchase up to $75.0 million of our common stock at a price per share not less than $3.25 and not greater than $3.75. The tender offer expired on December 3, 2014, and we accepted for payment an aggregate of 4,859,744 shares of our common stock at a purchase price of $3.75 per share for an aggregate purchase price of $18.2 million. These shares represented approximately 11.2% of our shares issued and outstanding as of the date of commencement of the tender offer. We incurred costs of $0.4 million associated with the tender offer resulting in a total cost of $18.6 million, or $3.83 per share, for the shares repurchased.
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
The following table summarizes the shares of our common stock that we have purchased during the three months ended December 31, 2014:

Period/Purpose	Total number of shares	Average Price Paid per Share		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 – 31, 2014
Stock repurchase program(a)	2,458,300	$3.52		2,458,300	$28,842,975
November 1 – 30, 2014
Restricted stock vesting(b)	220	$3.65	(c)	n/a	n/a
December 1 – 31, 2014
Tender Offer(d)	4,859,744	$3.83	(e)	4,859,744	$—
Stock repurchase program(a)	509,916	$3.93		509,916	$26,837,074
Restricted stock vesting(b)	1,031	$3.82	(c)	n/a	n/a
Total December 1 – 31, 2014	5,370,691	$3.84		5,369,660	$26,837,074
Total	7,829,211	$3.74		7,827,960	$26,837,074

(a)	On August 5, 2014, our board of directors authorized a stock repurchase program of up to $50.0 million effective as of August 12, 2014.

(b)	Represents shares repurchased from our employees in connection with the net issuance of shares to satisfy employee tax withholding obligations in connection with the vesting of restricted stock.

(c)	Based on the weighted-average closing share prices of our common stock on the dates that the forfeiture restrictions lapsed.

(d)
On November 3, 2014, we commenced a modified “Dutch Auction” tender offer pursuant to an offer to purchase dated November 3, 2014 and a related letter of transmittal, by which we offered to purchase up to $75.0 million of our common stock at a price per share not less than $3.25 and not greater than $3.75. The tender offer expired on December 3, 2014, and we accepted for payment an aggregate of 4,859,744 shares of our common stock at a purchase price of $3.75 per share for an aggregate purchase price of $18.2 million.

(e)	Represents the cost per share of the tender offer including the purchase price and direct costs associated with the offer.
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

The following table summarizes our distributions declared since January 1, 2013:

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
Equity Compensation Plan Information
Information relating to compensation plans under which our equity securities are authorized for issuance is set forth under Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters in our definitive proxy statement for our 2015 Annual Meeting of Stockholders.
Stock Performance Graph
The following comparative stock performance graph compares the cumulative total stockholder return (assuming reinvestment of dividends, if any) from investing $100 on December 31, 2009 through December 31, 2014, in each of: i) our common stock; ii) the Russell 2000 Index; and iii) the NASDAQ Financial 100 Index (capitalization weighted).
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
The selected consolidated financial data set forth in the following table with respect to our statement of operations data for the years ended December 31, 2014, 2013 and 2012 and the balance sheet data as of December 31, 2014 and 2013 are derived from our audited financial statements included in this Annual Report on Form 10-K. The statement of operations data for the years ended December 31, 2011 and 2010 and the balance sheet data as of December 31, 2012, 2011 and 2010 are derived from our audited financial statements, which are not included herein. Historical results are not necessarily indicative of future results. See the notes below and to the consolidated financial statements for an explanation of the method used to determine the number of shares used in computing NOI and net income (loss) per common share, basic and diluted. The selected consolidated financial data set forth below should be read in conjunction with, and is qualified in its entirety by, our audited consolidated financial statements and related notes thereto found at Item 8. Financial Statements and Supplementary Data and Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

(in thousands, except per share and other period-end data)	Years ended December 31,
	2014	2013	2012	2011	2010
Income statement data
Revenue	$26,813	$50,485	$60,993	$85,696	$89,569
Net operating income before net investment loss, (loss) gain on extinguishment of debt and income tax (benefit) provision	3,143	29,896	18,806	37,658	40,565
Net investment loss	(24,179)	(28,594)	(13,299)	(129,873)	(54,819)
Net (loss) income	(20,843)	1,176	4,998	(93,115)	(13,072)
Per common share data
Net operating income before net investment loss, (loss) gain on extinguishment of debt and income tax (benefit) provision per weighted-average common share—basic and diluted	$0.06	$0.42	$0.25	$0.49	$0.54
Income (loss) per weighted-average common share—basic and diluted	$(0.38)	$0.02	$0.07	$(1.22)	$(0.17)
Cash dividends declared per common share	$0.25	$0.50	$0.58	$0.66	$0.37
Selected period-end balances
Cash and cash equivalents	$105,826	$91,598	$73,588	$58,563	$44,970
Investment portfolio balance
Fair value	75,332	368,873	477,724	741,166	1,009,705
Cost	234,640	566,438	668,787	1,017,218	1,245,673
Total assets	183,797	513,993	630,776	890,538	1,145,277
Borrowings	—	175,172	248,053	430,219	546,882
Total stockholders’ equity	178,901	333,954	371,728	434,952	578,016
Net asset value per common share outstanding(a)	$4.69	$4.74	$5.18	$5.65	$7.54
Other period-end data
Average size of investment
Fair value	$10,762	$10,849	$10,857	$12,353	$14,221
Cost	$33,520	$16,660	$15,200	$16,954	$17,545
Number of portfolio companies	7	34	44	60	71
Weighted-average common shares outstanding—basic and diluted	55,504	71,232	74,859	76,259	75,422
Shares outstanding at end of year	38,136	70,510	71,721	76,997	76,662

(a)	Based on common shares outstanding at period-end.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The information contained in this section should be read in conjunction with the Selected Financial Data and Other Data, and our Consolidated Financial Statements and notes thereto appearing elsewhere in this Annual Report on Form 10-K.
This Annual Report on Form 10-K, including Management's Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements that involve substantial risks and uncertainties. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates, forecasts, projections, intentions, goals, strategies, plans, prospects and the beliefs and assumptions of our management including, without limitation: our expectations regarding our results of operations, including revenues, net operating income, net investment losses and general and administrative expenses and the factors that may affect such results; our expectations regarding the exploration of strategic alternatives when we cannot provide any assurance that the exploration of strategic alternatives will result in the identification or consummation of any transaction, or whether any strategic alternative, if identified, evaluated and consummated, will provide the anticipated benefits or otherwise enhance stockholder value; our expectation regarding the closing of our sale transaction involving Pharmalogic Holdings Corp.; our decisions to make dividend distributions after taking into account our distribution requirements as a RIC, together with an assessment of our current and forecasted gains and losses recognized or to be recognized for tax purposes, portfolio transactional events, liquidity, cash earnings and our asset coverage ratio; expected accretion to net asset value from our stock repurchase program; the sufficiency of liquidity to meet 2015 operating requirements, new origination opportunities and potential dividend distributions; our expectations regarding the full use of, and our belief that our operations, monetizations and unrestricted cash will provide sufficient liquidity to fund, as necessary, requests to draw on unused portions of commitments that obligate us to extend credit in the form of loans, participations in loans, guarantees, letters of credit and other financial commitments; our use of independent valuation firms to provide additional support for our internal analyses; our expectations regarding the outcome of legal proceedings incidental to our business; market conditions generally and specifically regarding the leveraged loan market; the state of the economy and other factors. Forward-looking statements can be identified by terminology such as “anticipate,” “believe,” “could,” “could increase the likelihood,” “hope,” “target,” “project,” “goals,” “potential,” “predict,” “might,” “estimate,” “expect,” “intend,” “is planned,” “may,” “should,” “will,” “will enable,” “would be expected,” “look forward,” “may provide,” “would” or similar terms, variations of such terms or the negative of those terms. These statements are not guarantees of future performance and are subject to risks, uncertainties, and other factors, some of which are beyond our control and difficult to predict. Important factors could cause our actual results to differ materially from those indicated or implied by forward-looking statements. Such factors that could cause or contribute to such differences include those risk factors discussed in Item IA of Part I of this Annual Report on Form 10-K.
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

Significant Developments in 2014

•
Originations and Advances — For the three and twelve month periods ended December 31, 2014, we made $0.1 million and $10.0 million, respectively, in originations and advances to existing portfolio companies.

•	Loan Monetizations — For the three and twelve month periods ended December 31, 2014, we received $15.6 million and $265.4 million, respectively, in loan payoffs and amortization payments.

•
Equity Monetizations and Realizations — For the three and twelve month periods ended December 31, 2014, we received $5.7 million and $16.7 million, respectively, in proceeds from the sale of equity investments, principally the sale of securities in each of Accurate Group Holdings, Inc., C7 Data Centers, Inc., G&L Investment Holdings, LLC, Golden Knight II CLO, Ltd. and IDOC, LLC. With the exception of the publicly listed minority equity investment in Broadview Networks Holdings, Inc., in which we have a built-in capital tax loss of approximately $93 million, and the pending sale of our last control equity investment in RadioPharmacy Investors, LLC that we expect to close in March 2015, during the year ended December 31, 2014 we exited all of our equity positions.

•	Loans on Non-Accrual — As of December 31, 2014, we had no loans on non-accrual, at cost or fair value.

•
Reduced Leverage — As of December 31, 2014, we had no borrowings. During the twelve month period ended December 31, 2014, we (i) terminated our MCG Commercial Loan Trust 2006-1, or 2006-1 Trust; (ii) terminated our unsecured revolving credit facility with Bank of America, N.A. in the principal amount of $20.0 million, or the Bank of America Unsecured Revolver; (iii) prepaid in full the $150 million of small business investment company, or SBIC, debentures owed to the United States Small Business Administration, or SBA, by Solutions Capital I, L.P., or Solutions Capital and (iv) sold the remaining participating interest in our secured financing.

•
Open-Market Purchases of Our Stock — For the three and twelve month periods ended December 31, 2014, we repurchased 7,827,960 and 32,186,556 shares of our common stock at weighted average purchase prices of $3.74 and $3.73, respectively, including 4,859,744 shares purchased on December 10, 2014 in a modified "Dutch Auction" tender offer at $3.75 per share. In January 2015, we repurchased 1,061,075 shares of our common stock at a weighted average purchase price of $3.93, which we believe will contribute two cents per share in accretion to our net asset value in the first quarter of 2015. We acquired these shares from sellers in open market transactions or the modified "Dutch Auction" tender offer. We retired these shares upon settlement, thereby reducing the number of shares issued and outstanding.

•	Dividends — For the year ended December 31, 2014, we declared and paid $0.25 per share in dividends.

•
Operating Costs — For the three and twelve month periods ended December 31, 2014, our total operating costs were $3.0 million and $23.7 million, respectively. During the three month period ended December 31, 2014, we incurred $0.6 million in severance costs and $0.7 million in professional fees associated with the lawsuit against various defendants involved in our subordinated loan transaction with Color Star Growers of Colorado, Inc., or Color Star Litigation, all of which we included in general and administrative costs. During the twelve month period ended December 31, 2014, we incurred $1.3 million in salaries and benefits related to successful Solutions Capital investment exits and $1.1 million in amortization of employee restricted stock awards that accelerated upon termination of former employees, all of which we included in employee compensation. In addition, during the twelve month period ended December 31, 2014, we incurred $3.4 million in severance payments, $2.3 million in Color Star Litigation costs and $0.3 million in contractual payments due our former CEO tied to successful Solutions Capital investment exits, all of which we included in general and administrative costs.

Outlook
We continue to believe that current market conditions in our primary lending markets are consistent with a peak of a credit cycle. We believe that we have successfully monetized investments, some of which were challenging, into a very liquid market, improving the quality of our assets and our cash position and resulting in a stronger balance sheet. We also elected to use excess cash to repay all of our outstanding debt and to repurchase our stock in the open market, including a modified "Dutch Auction" tender offer in December 2014. As a result of these capital allocation decisions, we have meaningfully reduced the size of our balance sheet and our net earning assets.
In January 2015, we entered into a merger agreement to sell our largest equity investment, Pharmalogic Holdings Corp., a subsidiary of RadioPharmacy Investors, LLC. The merger agreement contains customary representations and warranties of Pharmalogic Holdings Corp. and RadioPharmacy Investors, LLC as well as covenants of Pharmalogic Holdings Corp. to conduct its business in a commercially reasonable manner consistent with past practices. The transaction is subject to customary closing conditions including receipt of certain regulatory approvals. In connection with the sale transaction, we committed to amend and restate our existing senior debt to provide $17.5 million of first lien financing at 8.5% to support the sale transaction. We expect this transaction to close by March 31, 2015. Upon consummation of the transaction, we will have exited all of our control investments. See Note 13—Significant Subsidiary in Item 8. Financial Statements and Supplementary Data.
Though we continue to take steps to rationalize our cost infrastructure and to strengthen our balance sheet, our primary asset is unencumbered cash and we do not have sufficient net earning assets to generate positive net operating income at this time.
Based on a thorough business review, on February 9, 2015, our Board of Directors announced its intention to explore strategic alternatives for the Company to maximize value for stockholders, including a possible sale of the Company. We may receive offers or engage in a transaction in the ordinary course which may ultimately result in a sale of any or all of our assets, above or below the fair value on our balance sheet at that time. We may also consider a variety of extraordinary transactions, such as a sale of the Company, a restructuring, a recapitalization, a merger, a consolidation, a business combination, a special dividend to stockholders, a liquidation or other transaction or series of transactions. No timetable has been set for the Company's process and we do not expect to comment further or update the market with any additional information on the process unless and until the Board of Directors approves a specific transaction or otherwise deems disclosure appropriate or necessary.
There can be no assurance that this strategic alternatives review will result in the Company changing its current business plan, pursuing a particular transaction, completing any such transaction, or that any transaction we might enter will prove to be beneficial to our stockholders. Further, it is not certain what impact any potential strategic alternatives, or a decision not to pursue any potential strategic alternatives, may have on the Company's stock price, operating results, business or financial condition, liquidity, or business prospects.
Access to Capital and Liquidity
At December 31, 2014, we had $105.8 million of cash and cash equivalents available for general corporate purposes and $1.4 million of restricted cash held in escrow.
On September 2, 2014, we prepaid in full the $150.0 million of SBIC debentures owed to the SBA by Solutions Capital. In connection with the repayment of the SBIC debentures, we recorded $2.3 million of accelerated deferred financing costs in interest expense.
On January 21, 2014, we repaid and terminated our 2006-1 Trust. As of December 31, 2013, we had $25.2 million of securitized Class D Notes outstanding under the 2006-1 Trust, which was secured by $76.3 million of loans and equity investments and $13.9 million of cash. Upon termination, the assets of the 2006-1 Trust were transferred to MCG, the parent.
PORTFOLIO COMPOSITION AND INVESTMENT ACTIVITY
As of December 31, 2014, the fair value of our investment portfolio was $75.3 million, which represents a $293.6 million, or 79.6%, decrease from the $368.9 million fair value as of December 31, 2013. The following sections describe the composition of our investment portfolio as of December 31, 2014 and key changes in our portfolio during the twelve months ended December 31, 2014.

Portfolio Composition
The following table summarizes the composition of our investment portfolio at fair value:

	December 31, 2014		December 31, 2013
(dollars in thousands)	Investments at Fair Value	Percent of Total Portfolio	Investments at Fair Value	Percent of Total Portfolio
Debt investments
Senior secured debt	$40,562	53.8%	$185,524	50.3%
Subordinated debt
Secured	22,460	29.8	108,338	29.4
Unsecured	—	—	42,452	11.5
Total debt investments	63,022	83.6	336,314	91.2
Equity investments
Preferred equity	12,044	16.0	28,390	7.7
Common/common equivalents equity	266	0.4	4,169	1.1
Total equity investments	12,310	16.4	32,559	8.8
Total investments	$75,332	100.0%	$368,873	100.0%
Our debt investments bear contractual interest rates ranging from 4.3% to 14.5%, a portion of which may be in the form of payment-in-kind, or PIK, interest. As of December 31, 2014, approximately 85.8% of the fair value of our loan portfolio had variable interest rates, based on either the London Interbank Offer Rate, or LIBOR, or the prime rate, and 14.2% of the fair value of our loan portfolio had fixed interest rates. As of December 31, 2014, approximately 59.9% of our loan portfolio, at fair value, had LIBOR floors between 1.5% and 2.0% on a LIBOR based index or prime floors between 2.75% and 4.50%. At origination, our loans generally have four- to six-year stated maturities. Borrowers typically pay an origination fee based on a percentage of the total commitment and a fee on undrawn commitments.
The following table summarizes our investment portfolio by industry at fair value:

	December 31, 2014		December 31, 2013
(dollars in thousands)	Investments at Fair Value	Percent of Total Portfolio	Investments at Fair Value	Percent of Total Portfolio
Healthcare	$44,566	59.2%	$84,922	23.0%
Business services	14,172	18.8	64,108	17.4
Broadcasting	9,198	12.2	12,252	3.3
Manufacturing	7,130	9.5	51,735	14.0
Diversified financial services	—	—	3,298	0.9
Education	—	—	57,905	15.7
Publishing	—	—	25,312	6.9
Insurance	—	—	23,620	6.4
Restaurants	—	—	23,010	6.2
Information services	—	—	12,552	3.4
Home furnishings	—	—	4,730	1.3
Consumer products	—	—	4,657	1.3
Other	266	0.3	772	0.2
Total	$75,332	100.0%	$368,873	100.0%

During the twelve months ended December 31, 2014, we had concentrations in certain industries, including the healthcare, business services and broadcasting industries. The following table summarizes our fair value and revenue concentrations in each of those industries:

	Investments at fair value				Revenue for the year ended
	December 31, 2014		December 31, 2013		December 31, 2014		December 31, 2013
(dollars in thousands)	Amount	% of Total Portfolio	Amount	% of Total Portfolio	Amount	% of Total Revenue	Amount	% of Total Revenue
Industry
Healthcare	$44,566	59.2%	$84,922	23.0%	$7,552	28.2%	$12,650	25.1%
Business services	14,173	18.8	64,108	17.4	6,871	25.6	8,265	16.4
Broadcasting	9,198	12.2	12,252	3.3	574	2.1	1,616	3.2
Total	$67,937	90.2%	$161,282	43.7%	$14,997	55.9%	$22,531	44.7%
Changes in Investment Portfolio
During the twelve months ended December 31, 2014, we made $10.0 million of originations and advances compared to $128.1 million of originations and advances during the twelve months ended December 31, 2013. The following table summarizes our total portfolio investment activity during the twelve months ended December 31, 2014 and 2013:

	Year ended
(in thousands)	December 31
	2014	2013
Beginning investment portfolio	$368,873	$477,724
Originations and advances	10,025	128,089
Gross payments, reductions and sales of securities	(282,073)	(210,124)
Net realized loss(a)	(62,332)	(21,686)
Unrealized depreciation	(21,723)	(14,443)
Reversals of unrealized depreciation	59,979	7,940
Origination fees and amortization of unearned income	2,583	1,373
Ending investment portfolio	$75,332	$368,873
___________________________

(a)	Net realized loss for each of the years ended December 31, 2014 and 2013 excludes $0.2 million of net realized loss related to other assets.
Originations and Advances
The following table shows our originations and advances during the twelve months ended December 31, 2014 and 2013 by security type:

	Year ended December 31,
	2014		2013
(dollars in thousands)	Amount	% of Total	Amount	% of Total
Debt investments
Senior secured debt	$6,451	64.3%	$73,683	57.5%
Subordinated debt
Secured	2,178	21.7	15,011	11.7
Unsecured	551	5.5	36,541	28.5
Total debt investments	9,180	91.5	125,235	97.7
Equity investments
Preferred equity	845	8.5	2,884	2.3
Common/common equivalents equity	—	—	(30)	—
Total equity investments	845	8.5	2,854	2.3
Total originations and advances	$10,025	100.0%	$128,089	100.0%

The following table shows our significant originations and advances:

(in thousands)	Year ended
	December 31, 2014
Company	Originations	Draws/ Advances	PIK Advances/ Dividends	Total
Debt
Oceans Acquisition, Inc.	$—	$3,250	$—	$3,250
Community Investors, Inc.	—	1,667	—	1,667
Other (< $1 million)	—	1,400	2,863	4,263
Total debt	—	6,317	2,863	9,180
Equity (< $1 million)	—	298	547	845
Total originations and advances	$—	$6,615	$3,410	$10,025
Repayments, Sales and Other Reductions of Investment Portfolio
The following table shows our gross payments, reductions and sales of securities during the twelve months ended December 31, 2014 and 2013 by security type:

	Year ended December 31,
	2014		2013
(dollars in thousands)	Amount	% of Total	Amount	% of Total
Debt investments

Senior secured debt	$147,318	52.2%	$159,065	75.7%
Subordinated debt
Secured	74,347	26.4	20,243	9.6
Unsecured	43,688	15.5	20,144	9.6
Total debt investments	265,353	94.1	199,452	94.9
Equity investments
Preferred equity	14,060	5.0	7,669	3.7
Common/common equivalents equity	2,660	0.9	3,003	1.4
Total equity investments	16,720	5.9	10,672	5.1
Total gross payments, reductions and sales of securities	$282,073	100.0%	$210,124	100.0%
During the twelve months ended December 31, 2014 and 2013, our gross payments, reductions and sales of securities by transaction type included:

	Year ended December 31,
(in thousands)	2014	2013
Principal repayments, reductions and loan sales	$223,941	$164,292
Sale of equity investments	16,001	9,803
Scheduled principal amortization	29,250	31,779
Collection of accrued paid-in-kind interest and dividends	12,881	4,250
Total gross payments, reductions and sales of securities	$282,073	$210,124

As shown in the following table, during the twelve months ended December 31, 2014, we monetized all, or part of, 28 portfolio investments with proceeds totaling $250.5 million:

	Year ended
	December 31, 2014
(in thousands)	Principal Repayments and Proceeds from Loan Sales	Sale or Settlement of Equity Investments	PIK Interest and Dividend Prepayments	Total
Monetizations
G&L Investment Holdings, LLC	$17,500	$4,196	$2,060	$23,756
Cruz Bay Publishing, Inc.	16,857	—	5,345	22,202
TCFI CP LLC	20,000	—	282	20,282
Miles Media Group, LLC	18,463	—	—	18,463
IDOC, LLC	13,832	1,500	—	15,332
Ted's Café Escondido Holdings, Inc.	14,306	—	—	14,306
Oceans Acquisition, Inc.	14,251	—	—	14,251
Huron Inc.	12,868	—	200	13,068
Midwest Technical Institute, Inc.	12,251	—	—	12,251
West World Media LLC	10,576	446	919	11,941
Accurate Group Holdings, Inc.	10,072	1,245	—	11,317
SC Academy Holdings, Inc.	9,534	—	1,530	11,064
Dorsey's School of Business Holdings, Inc.	9,653	—	—	9,653
Hammond's Candies Since 1920 II, LLC	9,000	—	508	9,508
Rita's Water Ice Franchise Company, LLC	9,282	—	—	9,282
Community Investors, Inc.	8,292	572	—	8,864
Visant Corporation	4,670	—	—	4,670
Advanced Sleep Concepts, Inc.	4,518	—	—	4,518
C7 Data Centers, Inc.	—	4,000	—	4,000
Education Management, Inc.	3,962	—	—	3,962
Mailsouth, Inc.	3,529	—	—	3,529
Golden Knight	—	1,600	—	1,600
Other < $1 Million	525	2,099	56	2,680
Total monetizations	223,941	15,658	10,900	250,499
Other scheduled payments	29,250	343	1,981	31,574
Total gross payments, sales and other reductions of investment portfolio	$253,191	$16,001	$12,881	$282,073
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
ASSET QUALITY
Asset quality is generally a function of portfolio company performance and economic conditions, as well as our underwriting and ongoing management of our investment portfolio. In addition to various risk management and monitoring tools, we use the following investment rating system to characterize and monitor our expected level of returns on each investment in our portfolio:

Investment Rating	Summary Description
1	Capital gain expected or realized
2	Full return of principal and interest or dividend expected with customer performing in accordance with plan
3	Full return of principal and interest or dividend expected, but customer requires closer monitoring
4	Some loss of interest or dividend expected, but still expect an overall positive internal rate of return on the investment
5	Loss of interest or dividend and some loss of principal investment expected, which would result in an overall negative internal rate of return on the investment

The following table shows the distribution of our investments on our 1 to 5 investment rating scale at fair value as of December 31, 2014 and 2013:

(dollars in thousands)	December 31, 2014		December 31, 2013
Investment Rating	Investments at Fair Value	% of Total Portfolio	Investments at Fair Value	% of Total Portfolio
1(a)	$—	—%	$104,657	28.4%
2	22,460	29.8	137,586	37.3
3	40,562	53.8	94,102	25.5
4	12,044	16.0	25,976	7.0
5	266	0.4	6,552	1.8
Total	$75,332	100.0%	$368,873	100.0%
_________________________

(a)	As of December 31, 2013, Investment Rating “1” included $83.4 million of loans to companies in which we also held equity securities.
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
The following table summarizes the cost and fair value of loans more than 90 days past due and loans on non-accrual status:

	COST BASIS				FAIR VALUE BASIS
	December 31, 2014		December 31, 2013		December 31, 2014		December 31, 2013
(dollars in thousands)	Investments at Cost	% of Loan Portfolio	Investments at Cost	% of Loan Portfolio	Investments at Fair Value	% of Loan Portfolio	Investments at Fair Value	% of Loan Portfolio
Loans greater than 90 days past due
On non-accrual status	$—	—%	$3,897	1.11%	$—	—%	$—	—%
Total loans greater than 90 days past due	$—	—%	$3,897	1.11%	$—	—%	$—	—%
Loans on non-accrual status
0 to 90 days past due	$—	—%	$17,531	4.98%	$—	—%	$4,493	1.34%
Greater than 90 days past due	—	—	3,897	1.11	—	—	—	—
Total loans on non-accrual status	$—	—%	$21,428	6.09%	$—	—%	$4,493	1.34%
The following table summarizes the changes in the cost and fair value of the loans on non-accrual status from December 31, 2013 through December 31, 2014:

	Year ended
	December 31, 2014
(In thousands)	Cost	Fair Value
Non-accrual loan balance as of December 31, 2013	$21,428	$4,493
Additional loan on non-accrual status	19,856	4,879
Payments received on loans on non-accrual status	(9,469)	(9,469)
Change in unrealized gain (loss) on non-accrual loans	—	(515)
Reversal of previously recognized unrealized loss on non-accrual loans	—	32,427
Realized loss on non-accrual loans	(31,815)	(31,815)
Total change in non-accrual loans	(21,428)	(4,493)
Non-accrual loan balance as of December 31, 2014	$—	$—

COMPARISON OF THE YEARS ENDED DECEMBER 31, 2014 AND 2013
The following table summarizes the components of our net income for the twelve months ended December 31, 2014 and 2013:

	Years ended
	December 31,		Variance
(dollars in thousands)	2014	2013	$	Percentage
Revenue
Interest and dividend income
Interest income	$22,294	$43,106	$(20,812)	(48.3)%
Dividend income	547	2,554	(2,007)	(78.6)
Loan fees	2,675	3,165	(490)	(15.5)
Total interest and dividend income	25,516	48,825	(23,309)	(47.7)
Advisory fees and other income	1,297	1,660	(363)	(21.9)
Total revenue	26,813	50,485	(23,672)	(46.9)
Operating expenses
Interest expense	7,339	9,087	(1,748)	(19.2)
Employee compensation
Salaries and benefits	4,516	4,928	(412)	(8.4)
Amortization of employee restricted stock	1,804	1,179	625	53.0
Total employee compensation	6,320	6,107	213	3.5
General and administrative expense	10,011	5,381	4,630	86.0
Restructuring expense	—	14	(14)	(100.0)
Total operating expense	23,670	20,589	3,081	15.0
Net operating income before net investment loss, loss on extinguishment of debt and income tax (benefit) provision	3,143	29,896	(26,753)	(89.5)
Net investment loss before income tax (benefit) provision	(24,179)	(28,594)	4,415	(15.4)
Income tax (benefit) provision	(193)	126	(319)	NM
Net income	$(20,843)	$1,176	$(22,019)	NM
NM=Not Meaningful
TOTAL REVENUE
Total revenue includes interest and dividend income, loan fees, advisory fees and other income. The following sections describe the reasons for the variances in each major component of our revenue during the twelve months ended December 31, 2014 from the twelve months ended December 31, 2013.
INTEREST INCOME
The level of interest income that we earn depends upon the level of interest-bearing investments outstanding during the period, as well as the weighted-average yield on these investments. During each of the twelve months ended December 31, 2014 and December 31, 2013, the total yield on our average debt portfolio at fair value was 12.2%. The weighted-average yield may vary each period because of changes in the composition of our portfolio of debt investments, changes in stated interest rates, accelerations of unearned fees on paid-off/restructured loans and the balance of loans on non-accrual status for which we are not accruing interest.

The following table shows the various components of the total yield on our average debt portfolio at fair value for the twelve months ended December 31, 2014 and 2013:

	Year ended
	December 31
	2014	2013
Average 90-day LIBOR	0.2%	0.3%
Spread to average LIBOR on average loan portfolio	11.3	11.9
Impact of fee accelerations of unearned fees on paid/restructured loans	0.7	0.3
Impact of non-accrual loans	—	(0.3)
Total yield on average loan portfolio	12.2%	12.2%
During the twelve months ended December 31, 2014, interest income was $22.3 million, compared to $43.1 million during the twelve months ended December 31, 2013, which represented a $20.8 million, or 48.3%, decrease. This decrease reflected (i) an $18.7 million decrease resulting from a 45.7% decrease in our average loan balance, (ii) a $1.9 million decrease resulting from loans that were on non-accrual status during the twelve months ended December 31, 2014 but that had been accruing interest during the twelve months ended December 31, 2013 (iii) a $0.2 million decrease due to interest rate floors and (iv) a $0.1 million decrease related to the decrease in LIBOR. These decreases were partially offset by a $0.1 million increase in interest income attributable to our net spread to LIBOR.
PIK Income
Interest income includes certain amounts that we have not received in cash, such as PIK interest. PIK interest represents contractually deferred interest that is added to the principal balance of the loan and compounded if not paid on a current basis. Borrowers may in some instances be required to prepay PIK because of certain contractual provisions or they may choose to prepay; however, more typically, PIK is paid at the end of the loan term. The following table shows the PIK-related activity for the twelve months ended December 31, 2014 and 2013, at cost:

	Year ended
	December 31
(in thousands)	2014	2013
Beginning PIK loan balance	$12,132	$9,043
PIK interest earned during the period	2,863	6,480
Interest receivable converted to PIK	—	605
Payments received from PIK loans	(12,135)	(3,381)
Realized loss	(1,153)	(615)
Ending PIK loan balance	$1,707	$12,132
As of each of December 31, 2014 and 2013, all of our PIK loans were accruing interest. During the twelve months ended December 31, 2014, the payments received from PIK loans included $5.3 million collected in connection with the repayment of our loan to Cruz Bay Publishing, Inc., $2.1 million related to the repayment in full of our loan to G&L Investment Holdings, LLC, $1.5 million collected in connection with the sale of our loan to SC Academy Holdings, Inc., $0.9 million collected in connection with the repayment of our loan to West World Media, LLC, $0.9 million in payments on our loan to RadioPharmacy Investors, LLC and $0.5 million collected in connection with the repayment of our loan to Hammond's Candies Since 1920 II, LLC. The payments received from PIK loans during the twelve months ended December 31, 2013, included $1.0 million collected in conjunction with the partial repayment of our investment in Education Management, Inc., as well as $0.8 million and $0.5 million collected in conjunction with the repayments in full of our investments in NDSSI Holdings, LLC and Contract Datascan Holdings, Inc., respectively.
DIVIDEND INCOME
We accrete dividends on equity investments with stated dividend rates as they are earned, to the extent that we believe the dividends will be paid ultimately and the associated portfolio company has sufficient value to support the accretion. Dividend accretion is included in the cost basis of the related equity instrument on our Consolidated Balance Sheets and Consolidated Schedule of Investments. We record dividend income on common equity investments when the dividend has been declared and is required to be paid. Our dividend income varies from period to period because of changes in the size and composition of our equity investments, the yield from the investments in our equity portfolio and the ability of the portfolio companies to declare and pay dividends. During the twelve months ended December 31,

2014 and 2013, we recognized dividend income of $0.5 million and $2.6 million, respectively. In addition, during the twelve months ended December 31, 2014 and 2013, we received payments on accrued dividends of $0.7 million and $0.9 million, respectively. As of December 31, 2014, the balance of accrued dividends was $6.4 million, which was related to our equity investment in RadioPharmacy Investors, LLC.
ADVISORY FEES AND OTHER INCOME
Advisory fees and other income primarily include fees related to prepayment, advisory and management services, equity structuring, syndication, bank interest and other income. Generally, advisory fees and other income relate to specific transactions or services and, therefore, may vary from period to period depending on the level and types of services provided. During the twelve months ended December 31, 2014, we earned $1.3 million of advisory fees and other income, which represented a $0.4 million, or 21.9%, decrease from the twelve months ended December 31, 2013. This decrease resulted from a decrease in amendment and management fees of $0.3 million and a decrease in interest on cash of $0.1 million.
TOTAL OPERATING EXPENSES
Total operating expenses include interest, employee compensation and general and administrative expenses. The reasons for these variances are discussed in more detail below.
INTEREST EXPENSE
During the twelve months ended December 31, 2014, we incurred $7.3 million of interest expense, which represented a $1.7 million, or 19.2%, decrease from the same period in 2013. On September 2, 2014, we prepaid in full the $150.0 million of SBIC debentures owed to the SBA by Solutions Capital, which had a cost of funds, including the amortization of deferred financing costs, of 4.6%. In connection with the repayment of the SBIC debentures, we recorded $2.3 million of accelerated deferred financing costs in interest expense. In addition, interest expense for the twelve months ended December 31, 2014 includes $0.2 million of interest and deferred financing costs associated with our 2006-1 Trust, which we terminated in January 2014. As of December 31, 2014, we had no outstanding borrowings or borrowing facilities.
During the year ended December 31, 2014, our average borrowings declined to approximately $108 million from an average of approximately $201 million for the same period in 2013, which accounted for a $3.8 million reduction in our interest expense. In addition, interest expense decreased by $0.1 million due to a decrease in the average LIBOR rate from 0.27% to 0.23%. These decreases were offset by $1.7 million related to increased amortization of debt issuance costs and $0.4 million attributable to the spread to LIBOR increasing from approximately 3.63% to 3.83%.
EMPLOYEE COMPENSATION
Employee compensation expense includes base salaries and benefits, variable annual incentive compensation and amortization of employee stock awards. During the twelve months ended December 31, 2014, our employee compensation expense was $6.3 million, which represented a $0.2 million, or 3.5%, increase from the same period in 2013. Our salaries and benefits decreased by $0.4 million, or 8.4%, due to a $1.3 million decrease in base salaries and benefits, offset by a $0.9 million increase in incentive compensation. During the twelve months ended December 31, 2014, we incurred $1.3 million in incentive compensation tied to successful Solutions Capital investment exits. As of December 31, 2014, we had six employees compared to 17 employees as of December 31, 2013. Amortization of employee stock awards for the year ended December 31, 2014 includes $1.1 million of accelerated amortization related to the retirement of our former chief executive officer and other employee terminations.
GENERAL AND ADMINISTRATIVE
During the twelve months ended December 31, 2014, general and administrative expense was $10.0 million, which represented a $4.6 million, or 86.0%, increase compared to the same period in 2013.

•
General and administrative expense increased $2.6 million due to an increase in severance costs. General and administrative expense for the year ended December 31, 2014 includes $2.2 million in severance related to the retirement of our former chief executive officer and $1.2 million in severance related to other employee terminations.

•
General and administrative expense increased $2.0 million due to an increase in legal fees. Legal fees expense for the year ended December 31, 2014 included $2.3 million related to our lawsuit against various defendants involved in our subordinated loan transaction with Color Star Growers of Colorado, Inc., Vast, Inc. and Color Star LLC.

•
General and administrative expense increased $0.3 million due to an increase in professional services fees. Professional services fees expense for the year ended December 31, 2014 included $0.3 million in contractual payments due our former chief executive officer tied to successful Solutions Capital investment exits.

•	General and administrative expense decreased $0.3 million due to a reduction in audit and accounting fees, third party valuation fees, dues and subscriptions and other expense items of the business.
NET INVESTMENT (LOSS) GAIN BEFORE INCOME TAX (BENEFIT) PROVISION
During the twelve months ended December 31, 2014, we incurred $24.2 million of net investment losses before income tax (benefit) provision, compared to $28.6 million during the same period in 2013. These amounts represent the total of net realized gains and (losses), net unrealized appreciation (depreciation), and reversals of unrealized (appreciation) depreciation. We reverse unrealized (appreciation) depreciation at the time that we realize the gain or (loss). The following table summarizes our realized and unrealized gain and (loss) on investments and changes in our unrealized appreciation and depreciation on investments for the twelve months ended December 31, 2014:

			Year ended December 31, 2014
(in thousands)		Industry	Type	Realized Gain/(Loss)	Unrealized (Depreciation)/ Appreciation	Reversal of Unrealized Depreciation/ (Appreciation)	Net (Loss)/ Gain
Portfolio Company	Note
Education Management, Inc.	1	Education	Affiliate	$(20,727)	$(15,984)	$20,810	$(15,901)
SC Academy Holdings, Inc.	2	Education	Non-Affiliate	(4,037)	—	—	(4,037)
Golden Knight II CLO, Ltd.	3	Diversified Financial Services	Non-Affiliate	(429)	(1,236)	429	(1,236)
RadioPharmacy Investors, LLC	4	Healthcare	Control	—	(1,131)	—	(1,131)
Maverick Healthcare Equity, LLC	5	Healthcare	Non-Affiliate	(1,177)	(591)	1,138	(630)
Jet Plastica Investors, LLC	6	Plastic Products	Control	(3,371)	—	3,897	526
C7 Data Centers, Inc.	7	Business Services	Affiliate	2,000	(207)	(1,275)	518
Summit Business Media Parent Holding Company LLC	8	Information Services	Non-Affiliate	(5,717)	(27)	5,305	(439)
Advanced Sleep Concepts, Inc.	9	Home Furnishings	Non-Affiliate	(5,741)	317	5,746	322
Legacy Cabinets Holdings II, Inc.	10	Home Furnishings	Non-Affiliate	(1,665)	283	1,665	283
G&L Investment Holdings, LLC	11	Insurance	Non-Affiliate	(4,416)	—	4,523	107
GMC Television Broadcasting, LLC	12	Broadcasting	Control	(16,046)	35	16,046	35
Other (< $1.0 million net gain (loss))				(1,311)	(3,285)	2,000	(2,596)
Total				$(62,637)	$(21,826)	$60,284	$(24,179)
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

3.
We sold our investment in Golden Knight II CLO, Ltd. for proceeds of $1.6 million resulting in a realized loss of $0.4 million and the reversal of previously recorded unrealized depreciation of $0.4 million.

4.
In January 2015, we entered into a merger agreement to sell our largest equity investment, Pharmalogic Holdings Corp., a subsidiary of RadioPharmacy Investors, LLC. The sale transaction is subject to customary closing conditions, including receipt of certain regulatory approvals, and is anticipated to close by March 31, 2015. As of December 31, 2014, the fair value estimate of our investment in RadioPharmacy Investors, LLC reflects the net sales proceeds from this transaction.

5.
We sold our equity investment in Maverick Healthcare Equity, LLC for net proceeds of $0.8 million resulting in a realized loss of $1.2 million and the reversal of previously recorded unrealized depreciation of $1.1 million.

6.
We received the final proceeds for the sale of the assets of Jet Plastica Investors, LLC of $0.5 million resulting in a realized loss of $3.4 million and the reversal of previously recorded unrealized depreciation of $3.9 million.

7.
We sold our equity investment in C7 Data Centers, Inc. for net proceeds of $4.0 million resulting in a realized gain of $2.0 million and the reversal of previously recorded unrealized appreciation of $1.3 million.

8.
We sold our equity investment in Summit Business Media Parent Holding Company LLC for net proceeds of $0.2 million resulting in a realized loss of $5.7 million and the reversal of previously recorded unrealized depreciation of $5.3 million.

9.
We sold our senior and subordinated debt investment in Advanced Sleep Concepts, Inc. for net proceeds of $4.5 million resulting in a realized loss of $5.7 million and the reversal of previously recorded unrealized depreciation of $5.7 million.

10.
We sold our equity investment in Legacy Cabinets Holdings II, Inc. for net proceeds of $0.5 million resulting in a realized loss of $1.7 million and the reversal of previously recorded unrealized depreciation of $1.7 million.

11.
We sold our preferred and common equity investments in G&L Investment Holdings, LLC resulting in a realized loss of $4.4 million and a reversal of previously recorded unrealized depreciation of $4.5 million.

12.
In addition, in December 2014, we wrote off our subordinated debt and equity investments in GMC Television Broadcasting, LLC resulting in a realized loss of $16.0 million and a reversal of previously recorded unrealized depreciation of $16.0 million.

The remaining unrealized depreciation and appreciation shown in the above table resulted predominantly from the change in the performance of certain of our portfolio companies and the multiples used to value certain of our investments.
The following table summarizes our realized and unrealized (loss) and gain on investments and changes in our unrealized appreciation and depreciation on investments for 2013:

			Year ended December 31, 2013
(in thousands)		Industry	Type	Realized Gain/(Loss)	Unrealized (Depreciation)/ Appreciation	Reversal of Unrealized Depreciation/ (Appreciation)	Net (Loss)/ Gain
Portfolio Company	Note
Color Star Growers of Colorado, Inc.	1	Agriculture	Non-Affiliate	$(13,522)	$(327)	$327	$(13,522)
Virtual Radiologic Corporation	2	Healthcare	Non-Affiliate	(6,298)	(3,341)	4,841	(4,798)
RadioPharmacy Investors, LLC	3	Healthcare	Control	—	(4,655)	—	(4,655)
G&L Investment Holdings, LLC	4	Insurance	Non-Affiliate	—	(3,870)	—	(3,870)
Education Management, Inc.	5	Education	Affiliate	—	(3,627)	—	(3,627)
Advanced Sleep Concepts, Inc.	6	Home Furnishings	Non-Affiliate	(3,424)	(2,381)	3,249	(2,556)
Maverick Healthcare Equity, LLC	7	Healthcare	Non-Affiliate	—	(1,144)	—	(1,144)
Miles Media Group, LLC	8	Business Services	Affiliate	2,877	1,192	(1,170)	2,899
C7 Data Centers, Inc.	9	Business Services	Affiliate	—	1,114	—	1,114
Other (< $1 million net gain (loss))				(1,523)	2,395	693	1,565
Total				$(21,890)	$(14,644)	$7,940	$(28,594)
____________________________

1.
In December 2013, Color Star Growers of Colorado, Inc. filed a voluntary pre-packaged chapter 11 plan to sell substantially all of its assets, which was approved by the U.S. Bankruptcy Court and became effective in January 2014. The proceeds from the sale were less than the claims senior to our subordinate debt investment, resulting in a realized loss of $13.5 million.

2.
We received $7.2 million from the sale of our debt investment in Virtual Radiologic Corporation, which resulted in a $6.3 million realized loss and a reversal of previously unrealized depreciation of $4.8 million.

3.
We recorded $4.7 million of unrealized depreciation on our investment in RadioPharmacy Investors, LLC due to an increased cost basis related to preferred dividends and to reflect a decrease in the performance of that company.

4.
During 2013, we recorded $3.9 million of unrealized depreciation on our investment in G&L Investment Holdings, LLC, to reflect proceeds from the January 2014 sale of our preferred and common stock investment.

5.
We recorded $3.6 million of unrealized depreciation on our investment in Education Management, Inc. to reflect a decrease in the performance of that company and the exchange, in the fourth quarter of 2013, of $5.0 million of principal of our senior debt investment for a new class of preferred stock of Education Management, Inc.

6.
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

7.	We recorded $1.1 million of unrealized depreciation on our investment in Maverick Healthcare Equity, LLC to reflect a decrease in the performance of that company.

8.
We received $3.0 million for the sale of our equity investment in Miles Media Group, LLC, which resulted in a $2.9 million realized gain and a reversal of previously unrealized appreciation of $1.2 million.

9.
We recorded $1.1 million of unrealized appreciation on our investment in C7 Data Centers, Inc. to reflect improvement in the company's performance and the value indicated by the sale of new preferred stock of C7 Data Centers, Inc. to third parties.

The remaining unrealized depreciation and appreciation shown in the above table resulted predominantly from a change in the performance of certain of our portfolio companies and the multiples used to value certain of our investments.
INCOME TAX (BENEFIT) PROVISION
During the twelve months ended December 31, 2014, we recorded an income tax benefit of $0.2 million, which was primarily attributable to a net operating loss carryback and lower than expected flow-through taxable income on certain investments held by our subsidiaries. During the twelve months ended December 31, 2013, we recorded an income tax provision of $0.1 million, which was primarily attributable to flow-through taxable income on certain investments held by our subsidiaries.

SELECTED QUARTERLY DATA
The following tables summarize key unaudited financial information for the eight quarters ended December 31, 2014. Results for any quarter are not necessarily indicative of results for the full year or for any future quarter.

	2014 Quarters				2013 Quarters
(in thousands, except per share amounts)	Fourth	Third	Second	First	Fourth	Third	Second	First
INCOME STATEMENT DATA
Revenue	$2,278	$5,664	$9,525	$9,346	$11,179	$13,170	$12,890	$13,246
Net operating (loss) income before net investment gain (loss) and income tax (benefit) provision	(755)	(976)	551	4,323	6,333	7,964	7,556	8,043
Net investment gain (loss) before income tax provision	2,786	2,109	(5,819)	(23,255)	(24,757)	(4,616)	1,012	(233)
Net income (loss)	2,076	1,285	(5,268)	(18,936)	(18,439)	3,289	8,574	7,752
PER COMMON SHARE DATA
Net operating (loss) income before net investment gain (loss) and income tax (benefit) provision per common share—basic and diluted	$(0.02)	$(0.02)	$0.01	$0.06	$0.09	$0.11	$0.11	$0.11
Income (loss) per common share—basic and diluted	$0.05	$0.03	$(0.09)	$(0.27)	$(0.26)	$0.05	$0.12	$0.11
Cash dividends declared per common share	$—	$0.050	$0.070	$0.125	$0.125	$0.125	$0.125	$0.125
SELECTED PERIOD-END BALANCES
Investment portfolio balances
Fair value	$75,332	$93,570	$196,075	$326,298	$368,873	$395,532	$456,027	$409,022
Cost	234,640	273,475	413,892	542,513	566,438	589,270	645,048	596,287
Total assets	183,797	211,212	401,073	448,561	513,993	546,018	580,311	606,993
Borrowings	—	—	150,000	150,000	175,172	179,173	204,927	233,015
Total stockholders’ equity	178,901	205,968	239,789	296,047	333,954	363,501	368,709	368,672
Net asset value per common share outstanding(a)	$4.69	$4.48	$4.42	$4.37	$4.74	$5.10	$5.18	$5.18
OTHER PERIOD-END DATA
Average size of investment
Fair value	$10,762	$7,797	$8,912	$9,888	$10,849	$10,987	$11,123	$10,226
Cost	33,520	22,790	18,813	16,440	16,660	16,369	15,733	14,907
Number of portfolio companies	7	12	22	33	34	36	41	40
Number of employees	6	11	13	15	17	17	21	20
WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING—BASIC AND DILUTED	42,706	49,805	61,221	69,395	69,924	71,218	71,217	71,507
NUMBER OF COMMON SHARES OUTSTANDING AT PERIOD-END	38,136	45,965	54,252	67,745	70,510	71,212	71,222	71,212

(a) Based on common shares outstanding at period-end.

The following tables summarize key unaudited information about our investment portfolio for the eight quarters ended December 31, 2014. Results for any quarter are not necessarily indicative of results for the full year or for any future quarter.

	2014 Quarters				2013 Quarters
(in thousands, except per share amounts)	Fourth	Third	Second	First	Fourth	Third	Second	First
PORTFOLIO COMPANY DATA (FAIR VALUE)
Portfolio by type
Debt investments
Senior secured debt	$40,562	$41,029	$100,068	$173,251	$185,524	$218,937	$261,904	$214,907
Subordinated debt
Secured	22,460	27,283	53,389	90,127	108,338	114,173	113,019	111,801
Unsecured	—	9,848	22,821	42,761	42,452	22,771	39,245	39,085
Total debt investments	63,022	78,160	176,278	306,139	336,314	355,881	414,168	365,793
Equity investments
Preferred equity	12,044	13,632	16,441	16,375	28,390	37,284	39,384	39,264
Common equity/equivalents	266	1,778	3,356	3,784	4,169	2,367	2,475	3,965
Total equity investments	12,310	15,410	19,797	20,159	32,559	39,651	41,859	43,229
Total portfolio	$75,332	$93,570	$196,075	$326,298	$368,873	$395,532	$456,027	$409,022
Percentage of total portfolio
Debt investments
Senior secured debt	53.8%	43.8%	51.1%	53.1%	50.3%	55.4%	57.4%	52.5%
Subordinated debt
Secured	29.8	29.2	27.2	27.6	29.4	28.8	24.8	27.3
Unsecured	—	10.5	11.6	13.1	11.5	5.8	8.6	9.6
Total debt investments	83.6	83.5	89.9	93.8	91.2	90.0	90.8	89.4
Equity investments
Preferred equity	16.0	14.6	8.4	5.0	7.7	9.4	8.6	9.6
Common equity/equivalents	0.4	1.9	1.7	1.2	1.1	0.6	0.6	1.0
Total equity investments	16.4	16.5	10.1	6.2	8.8	10.0	9.2	10.6
Total portfolio	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
YIELD ON AVERAGE LOAN PORTFOLIO AT FAIR VALUE
Average 90-Day LIBOR	0.2%	0.2%	0.2%	0.2%	0.2%	0.3%	0.3%	0.3%
Spread to average LIBOR on average loan portfolio	10.9	12.4	11.6	12.1	12.1	12.0	12.1	11.7
Impact of fee accelerations of unearned fees on paid/restructured loans	1.0	1.4	1.0	—	0.5	0.6	0.1	0.1
Impact of non-accrual loans	—	(0.7)	(0.4)	(0.9)	(0.7)	(0.5)	—	—
Total yield on average loan portfolio	12.1%	13.3%	12.4%	11.4%	12.1%	12.4%	12.5%	12.1%
COMPOSITION OF LOAN PORTFOLIO BY INTEREST TYPE (FAIR VALUE)
Percentage of loans with fixed interest rates	14.2%	36.6%	36.9%	32.5%	26.7%	27.2%	27.2%	30.6%
Percentage of loans with floating interest rates	85.8%	63.4%	63.1%	67.5%	73.3%	72.8%	72.8%	69.4%
PERCENTAGE OF TOTAL DEBT INVESTMENTS (FAIR VALUE)
Loans on non-accrual status	—%	—%	4.4%	3.1%	1.3%	3.7%	0.1%	0.2%
Loans greater than 90 days past due	—%	—%	2.5%	—%	—%	—%	—%	—%
PERCENTAGE OF TOTAL DEBT INVESTMENTS (COST)
Loans on non-accrual status	—%	8.3%	19.3%	12.2%	6.1%	7.4%	3.4%	3.9%
Loans greater than 90 days past due	—%	—%	6.8%	1.2%	1.1%	1.0%	0.9%	1.0%

COMPARISON OF THE YEARS ENDED DECEMBER 31, 2013 AND 2012
The following table summarizes the components of our net income for the twelve months ended December 31, 2013 and 2012:

	Years ended
	December 31,		Variance
(dollars in thousands)	2013	2012	$	Percentage
Revenue
Interest and dividend income
Interest income	$43,106	$50,775	$(7,669)	(15.1)%
Dividend income	2,554	3,688	(1,134)	(30.7)
Loan fees	3,165	3,236	(71)	(2.2)
Total interest and dividend income	48,825	57,699	(8,874)	(15.4)
Advisory fees and other income	1,660	3,294	(1,634)	(49.6)
Total revenue	50,485	60,993	(10,508)	(17.2)
Operating expenses
Interest expense	9,087	15,103	(6,016)	(39.8)
Employee compensation
Salaries and benefits	4,928	10,956	(6,028)	(55.0)
Amortization of employee restricted stock	1,179	2,076	(897)	(43.2)
Total employee compensation	6,107	13,032	(6,925)	(53.1)
General and administrative expense	5,381	13,983	(8,602)	(61.5)
Restructuring expense	14	69	(55)	(79.7)
Total operating expense	20,589	42,187	(21,598)	(51.2)
Net operating income before net investment loss, loss on extinguishment of debt and income tax provision	29,896	18,806	11,090	59.0
Net investment loss before income tax provision	(28,594)	(13,299)	(15,295)	115.0
Loss on extinguishment of debt before income tax provision	—	(174)	174	(100.0)
Income tax provision	126	335	(209)	(62.4)
Net income	$1,176	$4,998	$(3,822)	(76.5)
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
During the year ended December 31, 2013, our average borrowings declined to approximately $201 million from an average of approximately $324 million for the same period in 2012, which accounted for a $4.9 million reduction in our interest expense. In addition, interest expense decreased by $4.4 million related to decreased amortization of debt issuance costs and $0.5 million due to a decrease in the average LIBOR rate from 0.43% to 0.27%. These decreases were offset by $3.8 million attributable to the spread to LIBOR increasing from approximately 2.46% to 3.63%.
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
____________________________

•
In December 2013, Color Star Growers of Colorado, Inc. filed a voluntary pre-packaged chapter 11 plan to sell substantially all of its assets, which was approved by the U.S. Bankruptcy Court and became effective in January 2014. The proceeds from the sale were less than the claims senior to our subordinate debt investment, resulting in a realized loss of $13.5 million.

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

•
We recorded $1.1 million of unrealized appreciation on our investment in C7 Data Centers, Inc. to reflect improvement in the company's performance and the value indicated by the sale of new preferred stock of C7 Data Centers, Inc. to third parties.

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
____________________________

•
In August 2012, Broadview Networks Holdings, Inc., or Broadview, filed a voluntary pre-packaged chapter 11 plan of reorganization which was approved by the U.S. Bankruptcy Court and became effective in November 2012. As of December 31, 2012, our fair value estimate of our investment in Broadview reflected our reduced ownership resulting from this restructuring and the performance of the company.

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

•
In February 2012, we accepted $23.7 million for our senior preferred stock and warrant position in Jenzabar, Inc., which resulted in a $16.4 million reversal of previously unrealized appreciation and the realization of a $16.4 million gain

•	We recorded $6.0 million of unrealized depreciation on our investment in Advanced Sleep Concepts, Inc. to reflect a decrease in the performance of that company.in.
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
FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
Our financial liquidity principally comes from our cash on hand, portfolio monetizations and net operating income. In addition to making investments in portfolio companies, we may use our available liquidity to pay dividends to our stockholders. For the year ended December 31, 2014, we repurchased 32,186,556 shares of our common stock for $120.0 million at a weighted average price of $3.73 per share, representing a 16.1% discount from our quarterly weighted average net asset value per share. We also declared 24.5 cents per share in dividends and paid $15.4 million in total dividends.
For the year ended December 31, 2014, we earned 12.2% on our average loan portfolio at fair value of $205.3 million and our weighted average cost to borrow was 6.7% (4.06% excluding the impact of amortization of deferred debt issuance costs) on average borrowings of $108.2 million. Including dividend income and fee income, we earned $3.1 million of net operating income.
At December 31, 2014, we had $105.8 million in cash and cash equivalents available for general corporate purposes and $1.4 million of restricted cash held in escrow.
As of December 31, 2014, we had no borrowings. During the twelve month period ended December 31, 2014, we (i) terminated our 2006-1 Trust; (ii) terminated the Bank of America Unsecured Revolver; (iii) prepaid in full the $150 million of SBIC debentures owed to the SBA by Solutions Capital and (iv) sold the remaining participating interest in our secured financing.
Although there can be no assurance, we believe we have sufficient liquidity to meet our operating requirements for fiscal year 2015, as well as liquidity for new origination opportunities and potential dividend distributions.
CASH AND CASH EQUIVALENTS, CASH, SECURITIZATION ACCOUNTS, AND CASH, RESTRICTED
Our Consolidated Balance Sheets and our Consolidated Statements of Cash Flows reflect three categories of cash: cash and cash equivalents; cash, securitization accounts; and cash, restricted. Each of these categories is described more fully below:

•
Cash and cash equivalents represents unrestricted cash, including checking accounts, interest bearing deposits collateralized by marketable debt securities and highly liquid investments with original maturities of 90 days or less. As of December 31, 2014 and 2013, we had $105.8 million and $91.6 million, respectively, in cash and cash equivalents. As of December 31, 2014, our cash and cash equivalents included $77.4 million that was held in interest-bearing accounts.

•
Cash, restricted includes cash held in escrow and, previously, cash held for regulatory purposes. As of December 31, 2014, cash held in escrow comprises the entire balance of restricted cash. Prior to the repayment in full of our SBIC debentures in September 2014, restricted cash predominately consisted of cash held by our SBIC. When we repaid the debentures and surrendered our SBIC license to the SBA in September, 2014, cash restrictions lapsed and we reclassifed the remaining cash held by Solutions Capital to Cash and cash equivalents. As of December 31, 2014, we had $1.4 million of restricted cash.

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

During the twelve months ended December 31, 2014, our operating activities provided $280.0 million of cash and cash equivalents, and our financing activities used $265.8 million of cash and cash equivalents.
LIQUIDITY AND CAPITAL RESOURCES—BORROWINGS
As of December 31, 2014, we had no outstanding borrowings or borrowing facilities. The following table summarizes our borrowing facilities, the facility amounts and the amounts outstanding.

		December 31, 2014		December 31, 2013
(dollars in thousands)	Maturity Date	Total Facility/ Program	Amount Outstanding	Total Facility/ Program	Amount Outstanding
SBIC(a)
2008-10B	September 2018	$—	$—	$2,600	$2,600
2009-10A	March 2019	—	—	12,000	12,000
2009-10B	September 2019	—	—	13,000	13,000
2010-10B	September 2020	—	—	27,500	27,500
2011-10A	March 2021	—	—	53,500	53,500
2012-10A	March 2022	—	—	41,400	41,400
MCG Commercial Loan Trust 2006-1(b)
Series 2006-1 Class D Notes	April 2018	—	—	40,016	25,172
Bank of America Unsecured Revolver(c)
Unsecured Revolving Note	November 2014	—	—	20,000	—
Total borrowings		$—	$—	$210,016	$175,172
__________

(a)	In September 2014, we repaid in full the SBIC Debentures.

(b)	In January 2014, we repaid in full the Class D Notes.

(c)	In April 2014, we terminated the undrawn Bank of America Unsecured Revolver.
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
WEIGHTED-AVERAGE BORROWINGS AND COST OF FUNDS
The following table shows our weighted-average borrowings, the weighted-average interest rate on all of our borrowings, including amortization of deferred debt issuance costs and commitment fees, the average LIBOR, and the average spread to LIBOR for 2014 and 2013:

	Year ended
(dollars in thousands)	December 31, 2014	December 31, 2013
Weighted-average borrowings	$108,234	$200,918
Average LIBOR	0.23%	0.27%
Average spread to LIBOR, excluding amortization of deferred debt issuance costs	3.83	3.63
Impact of amortization of deferred debt issuance costs	2.63	0.56
Total cost of funds	6.69%	4.46%
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
STOCK REPURCHASES
Stock Repurchase Programs
On January 17, 2012, our board of directors authorized a stock repurchase program of up to $35.0 million, which was terminated after we effected repurchases totaling approximately $29.4 million. On October 25, 2013, our board of directors authorized a second stock repurchase program of up to $25.0 million. On February 28, 2014, our board of directors increased the second stock repurchase program to $35.0 million. On April 25, 2014, our board of directors terminated the second stock repurchase program effective as of May 2, 2014 and authorized a third stock repurchase program of up to $50.0 million effective as of May 5, 2014. On August 5, 2014, our board of directors terminated the third stock repurchase program and authorized a fourth stock repurchase program of up to $50.0 million effective as of August 12, 2014. On October 17, 2014, our board of directors suspended the fourth stock repurchase program. On December 18, 2014, the fourth stock repurchase program, which had been suspended during our modified "Dutch Auction" tender offer, was reinstated. In January 2015, the fourth stock repurchase program was discontinued. We have provided our stockholders with notice of our intention to repurchase shares of our common stock in accordance with 1940 Act requirements. We retired all shares of common stock that we purchased in connection with the stock repurchase program.
Tender Offer
On November 3, 2014, we commenced a modified “Dutch Auction” tender offer pursuant to an offer to purchase dated November 3, 2014 and a related letter of transmittal, under which we offered to purchase up to $75.0 million of our common stock at a price per share not less than $3.25 and not greater than $3.75. The tender offer expired on December 3, 2014, and we accepted for payment an aggregate of 4,859,744 shares of our common stock at a purchase price of $3.75 per share for an aggregate purchase price of $18.2 million. These shares represented approximately 11.2% of our shares issued and outstanding as of the date of commencement of the tender offer. We incurred costs of $0.4 million associated with the tender offer resulting in a total cost of $18.6 million, or $3.83 per share, for the shares repurchased.

The following table summarizes our stock repurchases under the stock repurchase programs and the tender offer for the year ended December 31, 2014.

Year ended December 31, 2014
Dollar amount repurchased (in thousands)	$119,993
Shares repurchased	32,186,556
Average price per share	$3.73
Discount to quarterly weighted average net asset value per share	16.1%
We requested and received the assurance of the staff of the Division of Investment Management that it would not recommend enforcement action to the SEC under the 1940 Act or Rule 17d-1 thereunder if we engage in a stock repurchase program and agree not to issue additional restricted stock under any compensation plan unless such issuance, together with all restricted stock outstanding under all compensation plans, does not exceed 10% of our outstanding common stock at the time of such issuance less the total number of shares previously issued, in the aggregate, pursuant to all compensatory plans. Although as of December 31, 2014, there were 1,426,811 shares of our common stock available for issuance under our Third Amended and Restated 2006 Employee Restricted Stock Plan, or 2006 Plan, no shares of restricted stock could be issued under our 2006 Plan or our Third Amended and Restated 2006 Non-Employee Director Restricted Stock Plan, or 2006 Non-Employee Plan, because the 10% threshold set forth in the SEC's order had been reached due to shares we repurchased under our stock repurchase program.
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
We do not report the unused portions of these commitments on our Consolidated Balance Sheets. As of December 31, 2014, we had $2.0 million of outstanding unused loan commitments. We believe that our operations, monetizations and unrestricted cash will provide sufficient liquidity to fund, as necessary, requests to draw on these unfunded commitments. We estimate that the fair value of these commitments was less than $0.1 million based on the fees that we currently charge to enter into similar arrangements, taking into account the creditworthiness of the counterparties. From time to time, we provide guarantees or standby letters of credit on behalf of our portfolio companies. As of December 31, 2014, we had no outstanding guarantees or standby letters of credit.

CONTRACTUAL OBLIGATIONS
The following table shows our contractual obligations as of December 31, 2014:

(in thousands)	Payments Due by Period
Contractual Obligations(a)	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Operating leases	575	575	—	—	—
Severance obligations(b)	1,621	1,271	350	—	—
Total contractual obligations	$2,196	$1,846	$350	$—	$—
_______________

(a)	Excludes the unused commitments to extend credit to our customers of $2.0 million as discussed above.

(b)
Represents remaining severance payments, employer taxes and incentive payments that we are obligated to pay stemming from the resignation of our former chief executive officer, which have been accrued in other liabilities on our Consolidated Balance Sheets.

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
We may not be able to achieve operating results that will allow us to make distributions at a specific level or to increase the amount of these distributions. In addition, we may be limited in our ability to make distributions due to the BDC asset coverage test for borrowings applicable to us as a BDC under the 1940 Act. If we do not distribute a certain percentage of our income annually, we will suffer adverse tax consequences, including possible loss of favorable RIC tax treatment. We cannot assure stockholders that they will receive any distributions, or distributions at a particular level. We may make distributions to our stockholders of certain net capital gains. Since December 2001, we have declared aggregate per share distributions of $14.13 per share. Due to the market dislocation, we suspended our distributions from the third quarter of 2008 through the first quarter of 2010. We reinstated our distribution on April 29, 2010, and until the third quarter of 2014 continued to declare a quarterly dividend.
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
As of the end of each fiscal year, we determine the tax attributes of our distributions, including return of capital, based upon our taxable income and distributions paid for the full year, which we report to each stockholder on a Form 1099. Based on the tax attributes of the distributions that we declared for 2014, 3.9% of our distributions were from ordinary income and 96.1% of our distributions were a return of capital. We will make future decisions with respect to the actual level of distributions after taking into account the minimum statutorily required level of distributions, gains and losses recognized for tax purposes, portfolio transactional events, our liquidity, cash earnings and our BDC asset coverage ratio at the time of such decision.
Each year, we mail statements on Form 1099-DIV to our stockholders that identify whether we made distributions from ordinary income, net capital gains on the sale of securities, which are each taxable distributions, and/or a return of paid-in-capital surplus, which is a nontaxable distribution. To the extent our taxable earnings fall below the total amount of our distributions for that fiscal year, a portion of those distributions may be deemed a return of capital to our stockholders for tax purposes. All or a portion of the distributions that we paid to stockholders during fiscal years 2014, 2013, 2012, 2011, 2008, 2006, 2005, 2004 and 2003 represented a return of capital. During the fiscal year 2009, we did not declare or pay any dividends to stockholders. During 2014, 2013 and 2012, we declared and paid distributions from ordinary income that were sufficient to meet our distribution requirements as a RIC. We will monitor 2015 taxable income in order to ensure compliance with the distribution requirements as a RIC. We determine the tax attributes of our distributions as of the end of our fiscal year based upon our taxable income for the full year and distributions paid during the full year.
On December 22, 2010, the Regulated Investment Company Modernization Act of 2010, or the Modernization Act, was enacted, which changed various technical rules governing the tax treatment of RICs. The changes are generally effective for taxable years beginning after the date of enactment. One of the more prominent changes addresses capital loss carryforwards. Under the Modernization Act, each RIC will be permitted to carry forward capital losses incurred in taxable years beginning after the date of enactment for an unlimited period. However, any losses incurred during those subsequent taxable years will be required to be utilized prior to the losses incurred in pre-enactment taxable years, which carry an expiration date. As a result of this ordering rule, pre-enactment capital loss carryforwards may be more likely to expire unused. Additionally, post-enactment capital loss carryforwards will retain their character as either short-term or long-term capital losses rather than being considered all short-term as permitted under previous regulation. For the tax years ended December 31, 2014, 2013, 2012 and 2011, we have total net capital losses of $181.1 million which have no expiration and will be carried forward indefinitely to offset future net capital gains. Capital loss carryforwards from tax years 2009 of $54.2 million and 2010 of $5.2 million will expire December 31, 2017 and December 31, 2018, respectively, unless utilized to offset future net capital gains prior to those expiration dates to the extent permitted by federal tax law.
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

•
Dividend Income—We accrete dividends on equity investments, generally preferred equity, with stated dividend rates as they are earned, to the extent that we believe the dividends will be paid ultimately and the associated portfolio company has sufficient value to support the accretion. Dividend accretion is included in the cost basis of the related equity instrument on our Consolidated Balance Sheets and Consolidated Schedule of Investments. We record dividend income on common equity investments, and gains from realized distributions, when the dividend has been declared and is required to be paid.

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
Generally, we value securities that are traded in the over-the-counter market or on a stock exchange at the average of the prevailing bid and ask prices on the date of the relevant period end. When such market prices are not available, we use several valuation methodologies to estimate the fair value of our investment portfolio, which generally results in a range of fair values from which we derive a single estimate of fair value. To determine a portfolio company’s fair value, we analyze its historical and projected financial results, as well as key market value factors. In determining a security's fair value, we assume we would exchange it in an orderly transaction at the measurement date. We use the following methods to determine the fair value of investments in our portfolio that are not traded actively:

•
Majority-Owned Control Investments—Majority-owned control investments comprised 38.8% of our investment portfolio at fair value. Market quotations are not readily available for these investments; therefore, we use a combination of market and income approaches to determine their fair value. Typically, private companies are bought and sold based on multiples of earnings before interest, taxes, depreciation and amortization, or EBITDA, cash flows, net income, revenues or, in limited cases, book value. Generally, we apply multiples that we observe for other comparable companies to relevant financial data for the portfolio company in question. Also, in a limited number of cases, we use income approaches to determine the fair value of these securities, based on our projections of the discounted future free cash flows that the portfolio company will likely generate, as well as industry derived capital costs. Our valuation approaches for majority-owned investments estimate the value upon a hypothetical sale or exit and then allocates such value to the investment's securities in order of their relative liquidation preference. In addition, we assume that any outstanding debt or other securities that are senior to our securities are required to be repaid at par. These valuation approaches also consider the value of our ability to control the portfolio company’s capital structure and the timing of a potential exit.

•
Non-Control Investments—Non-control investments comprised 61.2% of our investment portfolio at fair value. Quoted prices were not available for 99.4% of our non-control investments at fair value. For our non-control equity investments, we use the same market and income approaches used to value our control investments. For non-control debt investments for which no quoted prices are available, we estimate fair value using a market-yield approach based on the expected future cash flows discounted at the loans’ effective interest rates, based on our estimate of current market rates. We may adjust discounted cash flow calculations to reflect other market conditions or the perceived credit risk of the borrower. In the event the fair value of a non-control debt investment, as determined by the same market or income approach used to value our control investments, is below our cost, we estimate the fair value using the market or income approach.

•
Thinly-Traded and Over-the-Counter Securities—Generally, we value securities that are traded in the over-the-counter market or on a stock exchange at the average of the prevailing bid and ask prices on the date of the relevant period end. However, we may apply a discount to the market value of restricted or thinly-traded public securities to reflect the impact that these restrictions have on the value of these securities. We review factors, including the trading volume, total securities outstanding and our percentage ownership of securities to determine whether the trading levels are active (Level 1) or inactive (Level 2). As of December 31, 2014, these securities represented 0.4% of our investment portfolio at fair value. We utilize independent pricing services to arrive at certain of our fair value estimates. To corroborate “bid/ask” quotes from independent pricing services we perform a market-yield approach to validate prices obtained or obtain other evidence.

Our valuation analyses incorporate the impact that key events could have on the securities’ values, including public and private mergers and acquisitions, purchase transactions, public offerings, letters of intent and subsequent debt or equity sales. Our valuation analyses also include key external data, such as market changes and industry valuation benchmarks. We also engage independent valuation firms to provide additional data points for our quarterly valuation analyses. Our general practice is to obtain an independent valuation or review of valuation at least once per year for each portfolio investment that had a fair value in excess of $5.0 million, unless the fair value has otherwise been derived through a sale of some or all of our investment in the portfolio company or is a new investment made within the last twelve months. In total, as of December 31, 2014, we either obtained a valuation or review from an independent firm, considered new investments made, considered pending sales of the investments or used market quotes in the preceding twelve month period to calculate 100.0% of the fair value of our investment portfolio.

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
The following table summarizes the significant unobservable inputs in the fair value measurements of our level 3 investments by category of investment and valuation technique as of December 31, 2014.

($ in thousands)	Fair Value	Valuation Techniques	Unobservable Inputs	Range		Weighted Average
				Minimum	Maximum
Senior debt	$40,562	Discounted Cash Flow	Market Interest Rate	7.8%	7.8%	7.8%
		Pending Transactions	Pending Transactions	N/A	N/A	N/A
Subordinated debt	22,460	Discounted Cash Flow	Market Interest Rate	7.8%	14.5%	11.6%
		Pending Transactions	Pending Transactions	N/A	N/A	N/A
Preferred equity	12,044	Pending Transactions	Pending Transactions	N/A	N/A	N/A
	$75,066
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
We have certain wholly owned taxable subsidiaries, each of which holds or has held one or more portfolio investments listed on our Consolidated Schedule of Investments. The purpose of these taxable subsidiaries is to permit us to hold portfolio companies organized as LLCs or other forms of pass-through entities and still satisfy the RIC tax requirement that at least 90% of our gross revenue for income tax purposes must consist of investment income. Absent the taxable subsidiaries, a portion of the gross income of any LLC or other pass-through entity portfolio investment would flow through directly to us for the 90% test. To the extent that such income did not consist of investment income, it could jeopardize our ability to qualify as a RIC and, therefore, cause us to incur significant federal income taxes. The income of the LLCs or other pass-through entities owned by taxable subsidiaries is taxed to the taxable subsidiaries and does not flow through to us, thereby helping us preserve our RIC status and resultant tax advantages. We do not consolidate the taxable subsidiaries for income tax purposes and they may generate income tax expense because of the taxable subsidiaries’ ownership of the portfolio companies. We reflect any such income tax expense on our Consolidated Statement of Operations.
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
Interest rate sensitivity refers to the change in earnings that may result from changes in the level of interest rates. Our net interest income is affected by changes in various interest rates, including LIBOR, prime rates and commercial paper rates. As of December 31, 2014, approximately 85.8% of our loan portfolio, at fair value, bore interest at a spread to either the LIBOR or the prime rate, and 14.2% at a fixed interest rate. As of December 31, 2014, approximately 59.9% of our loan portfolio, at fair value, had LIBOR floors between 1.5% and 2.0% on a LIBOR-based index or prime floors between 2.75% and 4.50%. The three-month weighted-average LIBOR interest rate was 0.24% as of December 31, 2014. Thus, the LIBOR floors in these loan investments lessen the impact of such historically low LIBOR rates.
We regularly measure exposure to interest rate risk. We assess interest rate risk and we manage our interest rate exposure on an ongoing basis by comparing our interest rate-sensitive assets to our interest rate-sensitive liabilities. Based on this review, we determine whether or not any hedging transactions are necessary to mitigate exposure to changes in interest rates.

The following table shows a comparison of the interest rate base for our interest-bearing cash, outstanding commercial loans, at cost, and our outstanding borrowings as of December 31, 2014 and December 31, 2013:

	December 31, 2014		December 31, 2013
(in thousands)	Interest Bearing Cash and Commercial Loans	Borrowings	Interest Bearing Cash and Commercial Loans	Borrowings
Money market rate	$77,392	$—	$56,685	$—
Prime rate	—	—	—	—
LIBOR
30-day	—	—	57,725	—
60-day	—	—	—	—
90-day	52,771	—	194,133	25,172
180-day	—	—	—	—
Fixed rate	8,926	—	100,009	150,000
Total	$139,089	$—	$408,552	$175,172
In addition, as of December 31, 2014, we had $29.8 million of non-interest-bearing cash and cash equivalents.
Based on our December 31, 2014 balance sheet, the following table shows the impact to net income of hypothetical base rate increases in interest rates, assuming no changes in our investment and borrowing structure. The impact to net income of hypothetical base rate decreases in interest rates is not shown in the following table because as of December 31, 2014, the quarterly average LIBOR was 0.24% and a 100-basis point decrease could not occur:

(dollars in thousands) Basis Point Change	Interest Income	Interest Expense	Net Income
100	$937	$—	$937
200	1,996	—	1,996
300	3,311	—	3,311

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Stockholders
MCG Capital Corporation
We have audited MCG Capital Corporation’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). MCG Capital Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting in Item 9A. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
In our opinion, MCG Capital Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of MCG Capital Corporation (the Company), including the consolidated schedules of investments, as of December 31, 2014 and 2013, and the related consolidated statements of operations, changes in net assets, and cash flows for each of the three years in the period ended December 31, 2014, and the consolidated financial highlights for each of the five years in the period ended December 31, 2014, and our report dated March 2, 2015 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
McLean, Virginia
March 2, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Stockholders
MCG Capital Corporation
We have audited the accompanying consolidated balance sheets of MCG Capital Corporation (the Company), including the consolidated schedules of investments, as of December 31, 2014 and 2013, and the related consolidated statements of operations, changes in net assets, and cash flows for each of the three years in the period ended December 31, 2014, and the consolidated financial highlights for each of the five years in the period ended December 31, 2014. These financial statements and financial highlights are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial highlights based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and financial highlights are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and financial highlights. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. Our procedures included confirmation of securities owned as of December 31, 2014, by correspondence with the custodian, or by other appropriate auditing procedures. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the financial statements and financial highlights referred to above present fairly, in all material respects, the consolidated financial position of MCG Capital Corporation at December 31, 2014 and 2013, the consolidated results of its operations, changes in its net assets, and its cash flows for each of the three years in the period ended December 31, 2014 and the consolidated financial highlights for each of the five years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), MCG Capital Corporation’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 2, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
McLean, Virginia
March 2, 2015

MCG Capital Corporation
Consolidated Balance Sheets

(in thousands, except per share amounts)	December 31, 2014	December 31, 2013

Assets
Cash and cash equivalents	$105,826	$91,598
Cash, restricted	1,408	33,895
Cash, securitization accounts	—	13,906
Investments at fair value
Non-affiliate investments (cost of $204,084 and $444,217, respectively)	46,096	268,173
Affiliate investments (cost of $0 and $69,470, respectively)	—	56,792
Control investments (cost of $30,556 and $62,751, respectively)	29,236	43,908
Total investments (cost of $234,640 and $566,438, respectively)	75,332	368,873
Interest receivable	396	2,087
Other assets	835	3,634
Total assets	$183,797	$513,993
Liabilities
Borrowings (maturing within one year of $0 and $25,172, respectively)	$—	$175,172
Interest payable	—	2,345
Other liabilities	4,896	2,522
Total liabilities	4,896	180,039
Commitments and contingencies (Note 12)
Stockholders’ equity
Preferred stock, par value $0.01, authorized 1 share, none issued and outstanding	—	—
Common stock, par value $0.01, authorized 200,000 shares on December 31, 2014 and 2013, 38,136 issued and outstanding on December 31, 2014 and 70,510 issued and outstanding on December 31, 2013	381	705
Paid-in capital	862,472	980,930
Distributions in excess of earnings	(524,644)	(449,915)
Net unrealized depreciation on investments	(159,308)	(197,766)
Total stockholders’ equity	178,901	333,954
Total liabilities and stockholders’ equity	$183,797	$513,993
Net asset value per common share at end of period	$4.69	$4.74

The accompanying notes are an integral part of these financial statements

MCG Capital Corporation
Consolidated Statements of Operations

	Year ended
(in thousands, except per share amounts)	December 31
	2014	2013	2012
Revenue
Interest and dividend income
Non-affiliate investments (less than 5% owned)	$20,192	$37,307	$45,004
Affiliate investments (5% to 25% owned)	2,815	6,345	6,761
Control investments (more than 25% owned)	2,509	5,173	5,934
Total interest and dividend income	25,516	48,825	57,699
Advisory fees and other income
Non-affiliate investments (less than 5% owned)	1,259	1,622	1,858
Control investments (more than 25% owned)	38	38	1,436
Total advisory fees and other income	1,297	1,660	3,294
Total revenue	26,813	50,485	60,993
Operating expense
Interest expense	7,339	9,087	15,103
Employee compensation
Salaries and benefits	4,516	4,928	10,956
Amortization of employee restricted stock awards	1,804	1,179	2,076
Total employee compensation	6,320	6,107	13,032
General and administrative expense	10,011	5,381	13,983
Restructuring expense	—	14	69
Total operating expense	23,670	20,589	42,187
Net operating income before net investment loss, loss on extinguishment of debt and income tax (benefit) provision	3,143	29,896	18,806
Net realized (loss) gain on investments
Non-affiliate investments (less than 5% owned)	(25,004)	(20,460)	8,907
Affiliate investments (5% to 25% owned)	(18,326)	(1,485)	16,370
Control investments (more than 25% owned)	(19,307)	55	(123,858)
Total net realized loss on investments	(62,637)	(21,890)	(98,581)
Net unrealized appreciation (depreciation) on investments
Non-affiliate investments (less than 5% owned)	18,056	(7,294)	(168,409)
Affiliate investments (5% to 25% owned)	2,678	4,743	(18,598)
Control investments (more than 25% owned)	17,523	(3,951)	271,996
Other fair value adjustments	201	(202)	293
Total net unrealized appreciation (depreciation) on investments	38,458	(6,704)	85,282
Net investment loss before income tax (benefit) provision	(24,179)	(28,594)	(13,299)
Loss on extinguishment of debt before income tax provision	—	—	(174)
Income tax (benefit) provision	(193)	126	335
Net (loss) income	$(20,843)	$1,176	$4,998
Income (loss) per basic and diluted common share	$(0.38)	$0.02	$0.07
Cash distributions declared per common share	$0.245	$0.500	$0.575
Weighted-average common shares outstanding—basic and diluted	55,504	71,232	74,859

The accompanying notes are an integral part of these financial statements

MCG Capital Corporation
Consolidated Statements of Changes in Net Assets

(in thousands, except per share amounts)	Year ended December 31,
	2014	2013	2012
Increase (decrease) in net assets from operations
Net operating income before net investment loss, loss on extinguishment of debt and income tax (benefit) provision	$3,143	$29,896	$18,806
Net realized loss on investments	(62,637)	(21,890)	(98,581)
Net unrealized appreciation (depreciation) on investments	38,458	(6,704)	85,282
Loss on extinguishment of debt before income tax provision	—	—	(174)
Income tax benefit (provision)	193	(126)	(335)
Net (loss) income	(20,843)	1,176	4,998
Distributions to stockholders
Distributions declared from net operating income	(602)	(26,423)	—
Distributions declared in excess of net operating income	(14,826)	(8,977)	(42,889)
Net decrease in net assets resulting from stockholder distributions	(15,428)	(35,400)	(42,889)
Capital share transactions
Repurchase of common stock	(119,993)	(4,693)	(27,172)
Amortization of restricted stock awards
Employee awards accounted for as employee compensation	1,804	1,179	2,076
Non-employee director awards accounted for as general and administrative expense	52	60	120
Common stock withheld to pay taxes applicable to the vesting of restricted stock	(645)	(96)	(357)
Net decrease in net assets resulting from capital share transactions	(118,782)	(3,550)	(25,333)
Total decrease in net assets	(155,053)	(37,774)	(63,224)
Net assets
Beginning of period	333,954	371,728	434,952
End of period	$178,901	$333,954	$371,728
Net asset value per common share at end of period	$4.69	$4.74	$5.18
Common shares outstanding at end of period	38,136	70,510	71,721

The accompanying notes are an integral part of these financial statements

MCG Capital Corporation
Consolidated Statements of Cash Flows

	Year ended
	December 31
(in thousands)	2014	2013	2012
Cash flows from operating activities
Net (loss) income	$(20,843)	$1,176	$4,998
Adjustments to reconcile net (loss) income to net cash provided by operating activities
Investments in portfolio companies	(9,198)	(119,803)	(153,005)
Principal collections related to investment repayments or sales	269,192	205,874	394,725
Decrease (increase) in interest receivable, accrued payment-in-kind interest and dividends	11,059	(5,146)	9,842
Amortization of restricted stock awards
Employee	1,804	1,179	2,076
Non-employee director	52	60	120
Decrease in cash—securitization accounts from interest collections	1,399	2,486	4,415
Decrease (increase) in restricted cash—escrow accounts	(430)	5,842	(485)
Depreciation and amortization	2,916	1,225	6,532
Decrease (increase) in other assets	(117)	83	958
Increase (decrease) in other liabilities	30	(6,179)	(894)
Realized loss on investments	62,637	21,890	98,581
Net change in unrealized (appreciation) depreciation on investments	(38,458)	6,704	(85,282)
Loss on extinguishment of debt	—	—	174
Net cash provided by operating activities	280,043	115,391	282,755
Cash flows from financing activities
Repurchase of common stock	(119,993)	(4,693)	(27,172)
Payments on borrowings	(179,685)	(72,881)	(203,740)
Proceeds from borrowings	4,513	—	21,400
Decrease (increase) in cash in restricted and securitization accounts
Securitization accounts for repayment of principal on debt	12,479	587	18,911
Restricted cash	32,944	15,102	(19,389)
Payment of financing costs	—	—	(1,402)
Distributions paid	(15,428)	(35,400)	(55,981)
Common stock withheld to pay taxes applicable to the vesting of restricted stock	(645)	(96)	(357)
Net cash used in by financing activities	(265,815)	(97,381)	(267,730)
Net increase in cash and cash equivalents	14,228	18,010	15,025
Cash and cash equivalents
Beginning balance	91,598	73,588	58,563
Ending balance	$105,826	$91,598	$73,588
Supplemental disclosure of cash flow information
Interest paid	$6,804	$8,071	$9,727
Income taxes paid	33	138	277
Paid-in-kind interest accrued	2,863	6,480	5,253
Paid-in-kind interest collected	12,135	3,381	8,996
Dividend income collected	746	869	8,474

The accompanying notes are an integral part of these financial statements

MCG Capital Corporation
Consolidated Schedule of Investments
December 31, 2014
(dollars in thousands)

			Interest Rate(7)					Fair Value
Portfolio Company	Industry	Investment	Current	PIK	Total	Principal	Cost

Control Investments(4):
RadioPharmacy Investors, LLC(2)(10)	Healthcare	Senior Debt (Due 12/16)	9.5%	—	9.5%	$17,195	$17,192	$17,192
		Preferred LLC Interest (19.7%, 70,000 units)(5)					13,364	12,044
Total control investments (represents 38.8% of total investments at fair value)							30,556	29,236
Non-Affiliate Investments (less than 5% owned):
Broadview Networks Holdings, Inc.(9)	Communications	Common Stock (132,779 shares)(5)					159,579	266
		Series A-1 Warrant to purchase Common Stock (expire 11/20)(5)					—	—
		Series A-2 Warrant to purchase Common Stock (expire 11/20)(5)					—	—
C7 Data Centers, Inc.	Business Services	Senior Debt (Due 9/19)	9.5%	—	9.5%	14,341	14,172	14,172
GMC Television Broadcasting, LLC(2)	Broadcasting	Senior Debt (Due 12/16)	4.3%	—	4.3%	10,203	7,873	9,198
Industrial Safety Technologies, LLC(11)	Manufacturing	Subordinated Debt (Due 6/19)	9.5%	2.0%	11.5%	7,219	7,130	7,130
Intrafusion Holding Corp.	Healthcare	Subordinated Debt (Due 6/18)	13.6%	—	13.6%	6,500	6,404	6,404
South Bay Mental Health Center, Inc.	Healthcare	Subordinated Debt (Due 10/17)	12.0%	2.5%	14.5%	9,031	8,926	8,926
Total non-affiliate investments (represents 61.2% of total investments at fair value)							204,084	46,096
Total Investments							$234,640	$75,332

The accompanying notes are an integral part of these financial statements

MCG Capital Corporation
Consolidated Schedule of Investments
December 31, 2013
(dollars in thousands)

			Interest Rate(7)					Fair Value
Portfolio Company	Industry	Investment	Current	PIK	Total	Principal	Cost

Control Investments(4):
GMC Television Broadcasting, LLC(2)	Broadcasting	Senior Debt (Due 12/16)(1)	4.3%	—	4.3%	$13,329	$10,963	$12,252
		Subordinated Debt (Due 12/16)(6)	2.5%	—	2.5%	11,593	6,975	—
		Class B Voting Units (8.0%, 86,700 units)(5)					9,071	—
Jet Plastica Investors, LLC(2)	Plastic Products	Senior Debt A (Due 3/15)(1)(6)	2.4%	7.5%	9.9%	5,326	3,897	—
RadioPharmacy Investors, LLC(2)	Healthcare	Senior Debt (Due 12/16)(1)	7.5%	—	7.5%	7,640	7,640	7,640
		Subordinated Debt (Due 12/16)(1)	12.0%	3.0%	15.0%	10,845	10,841	10,841
		Preferred LLC Interest (19.7%, 70,000 units)(5)					13,364	13,175
Total control investments (represents 11.9% of total investments at fair value)							62,751	43,908
Affiliate Investments(3):
C7 Data Centers, Inc.	Business Services	Senior Debt (Due 9/17)(1)	9.5%	—	9.5%	17,350	17,092	17,092
		Series B Preferred Stock (7,142,857 shares)(5)					2,000	3,482
Education Management, Inc.	Education	Senior Debt (Due 12/15)(1)	3.0%	8.7%	11.7%	19,723	19,617	19,617
		Series C Preferred Stock (9.0%, 16,910 shares)(5)					5,000	174
IDOC, LLC	Healthcare	Senior Debt (Due 8/17)(1)	9.8%	—	9.8%	15,000	14,762	14,762
		Limited Partner Interests(1)(2)(5)					999	1,665
Total affiliate investments (represents 15.4% of total investments at fair value)							59,470	56,792
Non-Affiliate Investments (less than 5% owned):
Accurate Group Holdings, Inc.(2)	Business Services	Subordinated Unsecured Debt (Due 8/18)(1)	12.5%	—	12.5%	10,000	9,827	9,827
		Series A Preferred Stock (974,805 shares)(5)					2,000	1,731
Advanced Sleep Concepts, Inc.(2)	Home Furnishings	Senior Debt (Due 1/14 to 8/14)(1)(6)	10.3%	—	10.3%	7,409	7,204	4,493
		Subordinated Debt (Due 1/14)(6)	—	10.0%	10.0%	3,771	3,352	—
Broadview Networks Holdings, Inc.(9)	Communications	Common Stock (132,779 shares)(5)					159,579	761
		Series A-1 Warrant to purchase Common Stock (expire 11/20)(5)					—	—
		Series A-2 Warrant to purchase Common Stock (expire 11/20)(5)					—	—
Community Investors, Inc.	Business Services	Senior Debt (Due 5/18)(1)	9.8%	—	9.8%	12,300	12,079	12,079
		Preferred Stock (10.0%, 297,436 shares)(1)					317	317
		Common Stock (2,564 shares)(1)(5)					3	124
Cruz Bay Publishing, Inc.	Publishing	Subordinated Debt (Due 3/15)(1)	5.0%	7.3%	12.3%	21,521	21,483	21,483
Dorsey School of Business Holdings, Inc.	Education	Senior Debt (Due 6/18)(1)	9.5%	—	9.5%	10,000	9,867	9,867
G&L Investment Holdings, LLC(2)	Insurance	Subordinated Debt (Due 5/14)(1)	11.2%	4.3%	15.5%	19,484	19,423	19,423
		Series A Preferred Shares (14.0%, 5,000,000 shares)(5)					8,191	4,196
		Class C Shares (621,907 shares)(5)					529	—
Golden Knight II CLO, Ltd.(8)	Diversified Financial Services	Income Notes (Due 4/19)					2,491	3,298
Hammond's Candies Since 1920 II, LLC	Manufacturing	Subordinated Debt (Due 9/18)(1)	10.0%	4.0%	14.0%	9,379	9,221	9,221
Huron Inc.	Manufacturing	Subordinated Unsecured Debt (Due 8/18)(1)	10.0%	4.0%	14.0%	13,187	12,958	12,958
Industrial Safety Technologies, LLC	Manufacturing	Subordinated Debt (Due 6/19)	9.7%	2.0%	11.7%	10,035	9,888	9,888
Intrafusion Holding Corp.	Healthcare	Subordinated Debt (Due 6/18)(1)	11.9%	—	11.9%	11,500	11,290	11,290
Legacy Cabinets Holdings II, Inc.	Home Furnishings	Class B-1 Common Stock (2,000 shares)(5)					2,185	237

The accompanying notes are an integral part of these financial statements

MCG Capital Corporation
Consolidated Schedule of Investments
December 31, 2013
(dollars in thousands)

			Interest Rate(7)					Fair Value
Portfolio Company	Industry	Investment	Current	PIK	Total	Principal	Cost

Mailsouth, Inc.	Publishing	Senior Debt (Due 12/16)(1)	6.8%	—	6.8%	3,921	3,888	3,830
Maverick Healthcare Equity, LLC	Healthcare	Preferred Units (10.0%, 1,250,000 units)(5)					2,021	1,474
		Class A Common Units (1,250,000 units)(5)					—	—
Midwest Technical Institute, Inc.	Education	Senior Debt (Due 10/17)(1)	9.5%	—	9.5%	13,813	13,575	13,670
Miles Media Group, LLC	Business Services	Senior Debt (Due 6/16)(1)	12.5%	—	12.5%	19,063	18,913	18,913
Oceans Acquisition, Inc.	Healthcare	Senior Debt (Due 12/17)(1)	10.8%	—	10.8%	12,710	12,460	12,460
Rita’s Water Ice Franchise Company, LLC	Restaurants	Senior Debt (Due 11/16)(1)	14.0%	—	14.0%	9,375	9,320	9,320
SC Academy Holdings, Inc.	Education	Subordinated Debt (Due 7/16)(1)	—	14.0%	14.0%	14,641	14,577	14,577
South Bay Mental Health Center, Inc.	Healthcare	Subordinated Debt (Due 10/17)(1)	12.0%	2.5%	14.5%	11,761	11,581	11,614
Summit Business Media Parent Holding Company LLC	Information Services	Class E Series I Units (636 units)(1)(5)					4,120	563
		Class E Series II Units (276 units)(1)(5)					1,788	67
TCFI CP LLC	Manufacturing	Subordinated Unsecured Debt (Due 4/19)(1)	10.0%	3.0%	13.0%	20,010	19,667	19,667
Ted's Café Escondido Holdings, Inc.	Restaurants	Senior Debt (Due 12/18)(1)	9.5%	—	9.5%	14,000	13,691	13,691
The e-Media Club I, LLC	Investment Fund	LLC Interest (74 units)(5)					88	11
Visant Corporation	Consumer Products	Senior Debt (Due 12/16)(1)	5.3%	—	5.3%	4,711	4,711	4,657
West World Media, LLC	Information Services	Senior Debt (Due 9/15)(1)	11.0%	3.0%	14.0%	11,467	11,105	11,182
		Class A Membership Units (25,000 units)(1)(5)					1	362
		Warrant to purchase Class A Membership Units (expire 9/15)(1)(5)					324	379
Xpressdocs Holdings, Inc.	Business Services	Series A Preferred Stock (161,870 shares)(5)					500	543
Total non-affiliate investments (represents 72.7% of total investments at fair value)							444,217	268,173
Total Investments							$566,438	$368,873

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

(9)
Broadview Networks Holdings, Inc.’s financial statements are currently publicly available and may be accessed on-line using either the Company’s website (www.broadviewnet.com) or using the EDGAR System available on the SEC’s website (www.sec.gov)

(10)
In January 2015, we entered into a definitive agreement to sell our equity investment in Pharmalogic Holdings Corp., a subsidiary of RadioPharmacy Investors, LLC. The sale transaction is subject to customary closing conditions, including receipt of certain regulatory approvals, and is anticipated to close by March 31, 2015. In connection with the sale transaction, we committed to amend and restate our existing senior debt to provide $17.5 million of first lien financing at 8.5% to support the sale transaction.

(11)	In February 2015, Industrial Safety Technologies, LLC repaid in full our subordinated debt investment.

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
Based on a thorough business review, on February 9, 2015, our board of directors announced its intention to explore strategic alternatives for the Company to maximize value for stockholders, including a possible sale of the Company. We may receive offers or engage in a transaction in the ordinary course which may ultimately result in a sale of any or all of our assets, above or below the fair value on our balance sheet at that time. We may also consider a variety of extraordinary transactions, such as a sale of the Company, a restructuring, a recapitalization, a merger, a consolidation, a business combination, a special dividend to stockholders, a liquidation or other transaction or series of transactions. No timetable has been set for the Company's process and we do not expect to comment further or update the market with any additional information on the process unless and until the board of directors approves a specific transaction or otherwise deems disclosure appropriate or necessary.
There can be no assurance that this strategic alternatives review will result in the Company changing its current business plan, pursuing a particular transaction, completing any such transaction, or that any transaction we might enter will prove to be beneficial to our stockholders. Further, it is not certain what impact any potential strategic alternatives, or a decision not to pursue any potential strategic alternatives, may have on the Company's stock price, operating results, business or financial condition, liquidity, or business prospects.
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
Taxable Subsidiaries—We currently qualify as a regulated investment company, or RIC, for federal income tax purposes and, therefore, are not required to pay corporate income taxes on any income or gains that we distribute to our stockholders. We have certain wholly owned taxable subsidiaries, or Taxable Subsidiaries, each of which hold or has held one or more portfolio investments listed on our Consolidated Schedules of Investments. The purpose of these Taxable Subsidiaries is to permit us to hold portfolio companies organized as limited liability companies, or LLCs, or other forms of pass-through entities and still satisfy the RIC tax requirement that at least 90% of our gross revenue for income tax purposes must consist of investment income. Absent the Taxable Subsidiaries, a portion of the gross income of any LLC or other pass-through entity portfolio investment would flow through directly to us, and be included in the calculation of the 90% test. To the extent that such income did not consist of investment income, it could jeopardize our ability to qualify as a RIC and, therefore, cause us to incur significant federal income taxes. The income of the LLCs or other pass-through entities owned by Taxable Subsidiaries is taxed to the Taxable Subsidiaries and does not flow through to us, thereby helping us preserve our RIC status and resultant tax advantages. We do not consolidate the Taxable Subsidiaries for income tax purposes and they may generate income tax expense because of the Taxable Subsidiaries’ ownership of the portfolio companies. We reflect any such income tax expense on our Consolidated Statements of Operations.
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

Basis of Presentation and Use of Estimates
These consolidated financial statements and the accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP, and conform to Regulation S-X under the Securities Exchange Act of 1934, as amended. We believe we have made all necessary adjustments so that the financial statements are presented fairly and that all such adjustments are of a normal recurring nature. We eliminated all significant intercompany balances. In accordance with Article 6 of Regulation S-X of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, we do not consolidate portfolio company investments, including those in which we have a controlling interest. Further, in connection with the preparation of these Consolidated Financial Statements, we have evaluated subsequent events that occurred after the balance sheet date as of December 31, 2014 through the date these financial statements were issued.
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

•
Dividend Income—We accrete dividends on equity investments, generally preferred equity, with stated dividend rates as they are earned, to the extent that we believe the dividends will be paid ultimately and the associated portfolio company has sufficient value to support the accretion. Dividend accretion is included in the cost basis of the related equity instrument on our Consolidated Balance Sheets and Consolidated Schedule of Investments. We record dividend income on common equity investments, and gains from realized distributions, when the dividend has been declared and is required to be paid.

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

•
Cash, restricted—Includes cash held in escrow that we received as part of an asset sale, and previously included cash held for regulatory purposes and cash that we had received that was earmarked for transfer into our cash, securitization accounts; and

•
Cash, securitization accounts—Previously represented principal and interest held in designated bank accounts that we received on securitized loans or other reserved amounts associated with our securitization facility. We were generally required to use the funds deposited in these accounts to pay interest, reduce borrowings or pay other specified obligations in accordance with associated securitization agreements. Interest collections in excess of the interest payments and other specified obligations were distributed back to us.

BORROWING FACILITIES
As described more fully in Note 6—Borrowings, we had borrowed funds from various sources including debentures guaranteed by the SBA and an unsecured credit facility. In addition, we had a bankruptcy-remote, special-purpose entity that issued debt collateralized by pools of loans that we have transferred to the entity. We had recorded our obligation to repay all our borrowings at cost on our Consolidated Balance Sheets. We accounted for loans transferred to our bankruptcy remote, special-purpose entity for use in securitization transactions in accordance with ASC Topic 860—Transfers and Servicing, or ASC 860.
Debt issuance costs included fees and other direct incremental costs incurred in connection with our borrowings. We amortized these costs ratably over the contractual term of the borrowing facility using the effective interest method and included this amortization in interest expense on our Consolidated Statements of Operations. For facilities with a revolving credit feature, we amortized these costs on a straight-line basis.

We repurchased certain debt instruments issued by our bankruptcy-remote special-purpose entities from third parties at a negotiated price that was different than the principal amount of the debt. In accordance with ASC 470—Debt, we treated these repurchases as if the debt were extinguished and reported the difference between the reacquisition price and the net carrying amount of the extinguished debt as a loss on extinguishment of debt on our Consolidated Statements of Operations.
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
We have certain wholly owned Taxable Subsidiaries, each of which hold or has held one or more portfolio investments listed on our Consolidated Schedule of Investments. The purpose of these Taxable Subsidiaries is to permit us to hold portfolio companies organized as LLCs or other forms of pass-through entities and still satisfy the RIC tax requirement that at least 90% of our gross revenue for income tax purposes must consist of investment income. Absent the Taxable Subsidiaries, a portion of the gross income of any LLC or other pass-through entity portfolio investment would flow through directly to us for the 90% test. To the extent that such income did not consist of investment income, it could jeopardize our ability to qualify as a RIC and, therefore, cause us to incur significant federal income taxes. The income of the LLCs or other pass-through entities owned by Taxable Subsidiaries is taxed to the Taxable Subsidiaries and does not flow through to us, thereby helping us preserve our RIC status and resultant tax advantages. We do not consolidate the Taxable Subsidiaries for income tax purposes and they may generate income tax expense because of the Taxable Subsidiaries’ ownership of the portfolio companies. We reflect any such income tax expense on our Consolidated Statement of Operations. For additional information about our Taxable Subsidiaries and the determination of our income taxes, see Note 10—Income Taxes.
Recent Accounting Pronouncement
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

NOTE 3—INVESTMENT PORTFOLIO
The following table summarizes the composition of our investment portfolio at cost and fair value:

	COST BASIS				FAIR VALUE BASIS
	December 31, 2014		December 31, 2013		December 31, 2014		December 31, 2013
(dollars in thousands)	Investments at Cost	% of Total Portfolio	Investments at Cost	% of Total Portfolio	Investments at Fair Value	% of Total Portfolio	Investments at Fair Value	% of Total Portfolio
Debt Investments
Senior secured debt	$39,237	16.7%	$190,783	33.7%	$40,562	53.8%	$185,524	50.3%
Subordinated debt
Secured	22,460	9.6	118,632	20.9	22,460	29.8	108,338	29.4
Unsecured	—	—	42,452	7.5	—	—	42,452	11.5
Total debt investments	61,697	26.3	351,867	62.1	63,022	83.6	336,314	91.2
Equity investments
Preferred	13,364	5.7	44,956	8.0	12,044	16.0	28,390	7.7
Common/common equivalents	159,579	68.0	169,615	29.9	266	0.4	4,169	1.1
Total equity investments	172,943	73.7	214,571	37.9	12,310	16.4	32,559	8.8
Total investments	$234,640	100.0%	$566,438	100.0%	$75,332	100.0%	$368,873	100.0%
Our debt instruments bear contractual interest rates ranging from 4.3% to 14.5%, a portion of which may be in the form of PIK. As of December 31, 2014, approximately 85.8% of the fair value of our loan portfolio had variable interest rates, based on either the London Interbank Offer Rate, or LIBOR, or the prime rate, and 14.2% of the fair value of our loan portfolio had fixed interest rates. As of December 31, 2014, approximately 59.9% of our loan portfolio, at fair value, had LIBOR floors between 1.5% and 2.0% on a LIBOR-based index or prime floors between 2.75% and 4.5%. At origination, our loans generally have four- to six-year stated maturities. Borrowers typically pay an origination fee based on a percent of the total commitment and a fee on undrawn commitments.
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
The following table summarizes the cost and fair value of loans more than 90 days past due and loans on non-accrual status:

	COST BASIS				FAIR VALUE BASIS
	December 31, 2014		December 31, 2013		December 31, 2014		December 31, 2013
(dollars in thousands)	Investments at Cost	% of Loan Portfolio	Investments at Cost	% of Loan Portfolio	Investments at Fair Value	% of Loan Portfolio	Investments at Fair Value	% of Loan Portfolio
Loans greater than 90 days past due
On non-accrual status	$—	—%	$3,897	1.11%	$—	—%	$—	—%
Total loans greater than 90 days past due	$—	—%	$3,897	1.11%	$—	—%	$—	—%
Loans on non-accrual status
0 to 90 days past due	$—	—%	$17,531	4.98%	$—	—%	$4,493	1.34%
Greater than 90 days past due	—	—	3,897	1.11	—	—	—	—
Total loans on non-accrual status	$—	—%	$21,428	6.09%	$—	—%	$4,493	1.34%

The following table summarizes our investment portfolio by industry at fair value:

	December 31, 2014		December 31, 2013
(dollars in thousands)	Investments at Fair Value	Percent of Total Portfolio	Investments at Fair Value	Percent of Total Portfolio
Healthcare	$44,566	59.2%	$84,922	23.0%
Business services	14,172	18.8	64,108	17.4
Broadcasting	9,198	12.2	12,252	3.3
Manufacturing	7,130	9.5	51,735	14.0
Diversified financial services	—	—	3,298	0.9
Education	—	—	57,905	15.7
Publishing	—	—	25,312	6.9
Insurance	—	—	23,620	6.4
Restaurants	—	—	23,010	6.2
Information services	—	—	12,552	3.4
Home furnishings	—	—	4,730	1.3
Consumer products	—	—	4,657	1.3
Other	266	0.3	772	0.2
Total	$75,332	100.0%	$368,873	100.0%

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

(in thousands)	Year ended
	December 31, 2014
Company	Originations	Draws/ Advances	PIK Advances/ Dividends	Total
Debt
Oceans Acquisition, Inc.	$—	$3,250	$—	$3,250
Community Investors, Inc.	—	1,667	—	1,667
Other (< $1 million)	—	1,400	2,863	4,263
Total debt	—	6,317	2,863	9,180
Equity (< $1 million)	—	298	547	845
Total originations and advances	$—	$6,615	$3,410	$10,025
As of December 31, 2014, we have commitments to invest an additional $2.0 million to our portfolio companies. See Note 12—Commitments and Contingencies.
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
Assets Measured at Fair Value on a Recurring Basis
The following table presents the assets that we report at fair value on our Consolidated Balance Sheets by fair value hierarchy:

	December 31, 2014
(in thousands)	Internal Models with Significant		Total Fair Value Reported in Consolidated Balance Sheet
	Observable Market Parameters (Level 2)	Unobservable Market Parameters (Level 3)
Non-affiliate investments
Senior secured debt	$—	$23,370	$23,370
Subordinated secured debt	—	22,460	22,460
Common/common equivalents	266	—	266
Total non-affiliate investments	266	45,830	46,096
Control investments
Senior secured debt	—	17,192	17,192
Preferred equity	—	12,044	12,044
Total control investments	—	29,236	29,236
Total assets at fair value	$266	$75,066	$75,332
As of December 31, 2014, we had no investments that had quoted market prices in active markets, which we would categorize as Level 1 investments under ASC 820. Cash and cash equivalents are carried at cost which approximates fair value and are Level 1 assets. Interest receivable is carried at cost which approximates fair value.
Valuation Methodologies and Procedures
As required by the 1940 Act, we classify our investments by level of control. Control investments include both majority-owned control investments and non-majority owned control investments. A majority-owned control investment represents a security in which we own more than 50% of the voting interest of the portfolio company and generally control its board of directors. A non-majority owned control investment represents a security in which we own 25% to 50% of the portfolio company’s voting equity. As of December 31, 2014, our portfolio contained no non-majority control investments. Non-control investments represent both affiliate and non-affiliate securities for which we do not have a controlling interest. Affiliate investments represent securities in which we own 5% to 25% of the portfolio company’s equity. Non-affiliate investments represent securities in which we own less than 5% of the portfolio company’s equity.

•
Majority-Owned Control Investments—Majority-owned control investments comprise 38.8% of our investment portfolio as of December 31, 2014. Market quotations are not readily available for these investments; therefore, we use a combination of market and income approaches to determine their fair value. Typically, private companies are bought and sold based on multiples of earnings before interest, taxes, depreciation and amortization, or

EBITDA, cash flows, net income, revenues or, in limited cases, book value. Generally, we apply multiples that we observe for other comparable companies to relevant financial data for the portfolio company in question. Also, in a limited number of cases, we use income approaches to determine fair value, based on our projections of the discounted future free cash flows that the portfolio company will likely generate, as well as industry derived capital costs. Our valuation approaches for majority-owned investments estimate the value upon a hypothetical sale or exit and then allocates such value to the investment's securities in order of their relative liquidation preference. In addition, we assume that any outstanding debt or other securities that are senior to our securities are required to be repaid at par. These valuation approaches consider the value of our ability to control the portfolio company’s capital structure and the timing of a potential exit.

•
Non-Control Investments—Non-control investments comprise 61.2% of our investment portfolio as of December 31, 2014. Quoted prices are not available for 99.4% of our non-control investments as of December 31, 2014. For our non-control equity investments, we use the same market and income approaches used to value our control investments. For non-control debt investments for which no quoted prices are available, we estimate fair value using a market-yield approach based on the expected future cash flows discounted at the loans’ effective interest rates, based on our estimate of current market rates. We may adjust discounted cash flow calculations to reflect other market conditions or the perceived credit risk of the borrower. In the event the fair value of a non-control debt investment, as determined by the same market or income approach used to value our control investments, is below our cost, we estimate the fair value using the market or income approach.

•
Thinly-Traded and Over-the-Counter Securities—Generally, we value securities that are traded in the over-the-counter market or on a stock exchange at the average of the prevailing bid and ask prices on the date of the relevant period end. However, we may apply a discount to the market value of restricted or thinly-traded public securities to reflect the impact that these restrictions have on the value of these securities. We review factors, including the trading volume, total securities outstanding and our percentage ownership of securities to determine whether the trading levels are active (Level 1) or inactive (Level 2). As of December 31, 2014, these securities represented 0.4% of our investment portfolio. We utilize independent pricing services to arrive at certain of our fair value estimates. The majority of our level 2 investments are senior debt investments that are secured and collateralized. To corroborate “bid/ask” quotes from independent pricing services we perform a market-yield approach to validate prices obtained or obtain other evidence.

Our valuation analyses incorporate the impact that key events could have on the securities’ values, including public and private mergers and acquisitions, purchase transactions, public offerings, letters of intent and subsequent debt or equity sales. Our valuation analyses also include key external data, such as market changes and industry valuation benchmarks. We also engage independent valuation firms to provide additional data points for our quarterly valuation analyses. Our general practice is to obtain an independent valuation or review of valuation at least once per year for each portfolio investment that had a fair value in excess of $5.0 million, unless the fair value has otherwise been derived through a sale of some or all of our investment in the portfolio company or is a new investment made within the last twelve months. In total, as of December 31, 2014, we either obtained a valuation or review from an independent firm, considered new investments made, considered pending sales of the investments or used market quotes in the preceding twelve-month period to calculate 100.0% of our investment portfolio, calculated on a fair value basis.
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

Changes in Level 3 Fair Value Measurements
We classify securities in the Level 3 valuation hierarchy based on the significance of the unobservable factors to the overall fair value measurement. Our fair value approach for Level 3 securities primarily uses unobservable inputs, but may also include observable, actively quoted components derived from external sources. Accordingly, the gains and losses in the table below include fair value changes due, in part, to observable factors. Additionally, we transfer investments in and out of Level 1, 2 and 3 securities as of the ending balance sheet date, based on changes in the use of observable and unobservable inputs utilized to perform the valuation for the period. During the twelve months ended December 31, 2014, there were no transfers between Level 1 and 2. During the twelve months ended December 31, 2014, common equity investments with a fair value of $0.5 million were listed on and began trading in a market that is not active. As of the ending balance sheet date of the quarter in which the common equity began to trade, the investment was transferred from Level 3 to level 2. During the twelve months ended December 31, 2013, there were no transfers in or out of Level 1, 2 or 3.

The following table provides a reconciliation of fair value changes during the twelve months ended December 31, 2014 for all investments for which we determine fair value using unobservable (Level 3) factors.

(in thousands)	Fair value measurements using unobservable inputs (Level 3)
	Non-affiliate Investments	Affiliate Investments	Control Investments	Total
Fair value as of December 31, 2013
Senior secured debt	$105,674	$51,471	$19,892	$177,037
Subordinated secured debt	97,497	—	10,841	108,338
Unsecured subordinated debt	42,452	—	—	42,452
Preferred equity	8,261	3,656	13,175	25,092
Common/common equivalents equity	2,504	1,665	—	4,169
Total fair value as of December 31, 2013	256,388	56,792	43,908	357,088
Realized/unrealized gain (loss)
Senior secured debt	(261)	(15,727)	532	(15,456)
Subordinated secured debt	(4,025)	—	—	(4,025)
Unsecured subordinated debt	72	—	—	72
Preferred equity	(1,109)	344	(1,131)	(1,896)
Common/common equivalents equity	(868)	(165)	—	(1,033)
Total realized/unrealized gain (loss)	(6,191)	(15,548)	(599)	(22,338)
Issuances
Senior secured debt	30,911	(13,869)	1,059	18,101
Subordinated secured debt	2,439	—	(9,944)	(7,505)
Unsecured subordinated debt	1,163	—	—	1,163
Preferred equity	643	—	—	643
Total issuances	35,156	(13,869)	(8,885)	12,402
Settlements
Senior secured debt	(62,949)	(18,413)	(4,291)	(85,653)
Subordinated secured debt	(52,873)	—	(897)	(53,770)
Unsecured subordinated debt	(33,615)	—	—	(33,615)
Preferred equity	(396)	—	—	(396)
Common/common equivalents equity	(41)	—	—	(41)
Total settlements	(149,874)	(18,413)	(5,188)	(173,475)
Sales
Senior secured debt	(50,005)	(3,462)	—	(53,467)
Subordinated secured debt	(20,578)	—	—	(20,578)
Unsecured subordinated debt	(10,072)	—	—	(10,072)
Preferred equity	(7,399)	(4,000)	—	(11,399)
Common/common equivalents equity	(1,120)	(1,500)	—	(2,620)
Total sales	(89,174)	(8,962)	—	(98,136)
Transfers
Common/common equivalents equity	(475)	—	—	(475)
Total transfers	(475)	—	—	(475)
Fair value as of December 31, 2014
Senior secured debt	23,370	—	17,192	40,562
Subordinated secured debt	22,460	—	—	22,460
Unsecured subordinated debt	—	—	—	—
Preferred equity	—	—	12,044	12,044
Common/common equivalents equity	—	—	—	—
Total fair value as of December 31, 2014	$45,830	$—	$29,236	$75,066
There were no purchases of level 3 investments during the twelve months ended December 31, 2014.

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

Unrealized (Depreciation) Appreciation of Level 3 Investments
The following table summarizes the unrealized (depreciation) appreciation that we recognized on those investments for which we determined fair value using unobservable inputs (Level 3) for the twelve months ended December 31, 2014 and 2013.

	Year ended December 31, 2014				Year ended December 31, 2013
(in thousands)	Non-affiliate Investments	Affiliate Investments	Control Investments	Total	Non-affiliate Investments	Affiliate Investments	Control Investments	Total
Change in unrealized appreciation (depreciation)
Senior secured debt	$2,567	$—	$3,903	$6,470	$(2,235)	$928	$703	$(604)
Subordinated secured debt	10,294	—	—	10,294	1,820	190	—	2,010
Unsecured subordinated debt	—	—	—	—	—	—	—	—
Preferred equity	13,840	3,344	(1,131)	16,053	(4,412)	(3,146)	(4,655)	(12,213)
Common/common equivalents equity	7,011	(666)	—	6,345	1,158	770	—	1,928
Total change in unrealized appreciation (depreciation) on Level 3 investments	$33,712	$2,678	$2,772	$39,162	$(3,669)	$(1,258)	$(3,952)	$(8,879)
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
The following table summarizes the significant unobservable inputs in the fair value measurements of our level 3 investments by category of investment and valuation technique as of December 31, 2014.

($ in thousands)	Fair Value	Valuation Techniques	Unobservable Inputs	Range		Weighted Average
				Minimum	Maximum
Senior debt	$40,562	Discounted Cash Flow	Market Interest Rate	7.8%	7.8%	7.8%
		Pending Transactions	Pending Transactions	N/A	N/A	N/A
Subordinated debt	22,460	Discounted Cash Flow	Market Interest Rate	7.8%	14.5%	11.6%
		Pending Transactions	Pending Transactions	N/A	N/A	N/A
Preferred equity	12,044	Pending Transactions	Pending Transactions	N/A	N/A	N/A
	$75,066

NOTE 5—CONCENTRATIONS OF INVESTMENT RISK
During the twelve months ended December 31, 2014, we had concentrations in certain industries, including the healthcare, business services and broadcasting industries. The following table summarizes our fair value and revenue concentrations in each of those industries:

	Investments at fair value				Revenue for the year ended
	December 31, 2014		December 31, 2013		December 31, 2014		December 31, 2013
(dollars in thousands)	Amount	% of Total Portfolio	Amount	% of Total Portfolio	Amount	% of Total Revenue	Amount	% of Total Revenue
Industry
Healthcare	$44,566	59.2%	$84,922	23.0%	$7,552	28.2%	$12,650	25.1%
Business services	14,173	18.8	64,108	17.4	6,871	25.6	8,265	16.4
Broadcasting	9,198	12.2	12,252	3.3	574	2.1	1,616	3.2
Total	$67,937	90.2%	$161,282	43.7%	$14,997	55.9%	$22,531	44.7%
NOTE 6—BORROWINGS
As of December 31, 2014, we had no outstanding borrowings or borrowing facilities. The following table summarizes our borrowing facilities, the facility amounts and amounts outstanding.

		December 31, 2014		December 31, 2013
(dollars in thousands)	Maturity Date	Total Facility/ Program	Amount Outstanding	Total Facility/ Program	Amount Outstanding
SBIC(a)
2008-10B	September 2018	$—	$—	$2,600	$2,600
2009-10A	March 2019	—	—	12,000	12,000
2009-10B	September 2019	—	—	13,000	13,000
2010-10B	September 2020	—	—	27,500	27,500
2011-10A	March 2021	—	—	53,500	53,500
2012-10A	March 2022	—	—	41,400	41,400
MCG Commercial Loan Trust 2006-1(b)
Series 2006-1 Class D Notes	April 2018	—	—	40,016	25,172
Bank of America Unsecured Revolver(c)
Unsecured Revolving Note	November 2014	—	—	20,000	—
Total borrowings		$—	$—	$210,016	$175,172
__________

(a)	In September 2014, we repaid in full the SBIC Debentures.

(b)	In January 2014, we repaid in full the Class D Notes.

(c)	In April 2014, we terminated the undrawn Bank of America Unsecured Revolver.
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
As a BDC, we are not permitted to incur indebtedness or issue senior securities, including preferred stock, unless immediately after such borrowing we have an asset coverage for total borrowings (which excluded our SBIC debentures) of at least 200%. In addition, we may not be permitted to declare any cash dividend or other distribution on our outstanding common shares, or purchase any such shares, unless, at the time of such declaration or purchase, we have an asset coverage ratio of at least 200% after deducting the amount of such dividend, distribution or purchase price. If we are unable to meet this asset coverage requirement, we may not be able to incur additional debt. In October 2008, we received exemptive relief from the SEC which allowed us to exclude debt issued by Solutions Capital from the calculation of our consolidated BDC asset coverage ratio. As of December 31, 2014, there were no senior securities outstanding.
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
Stock Repurchases
The following table summarizes our stock repurchases under the stock repurchase programs and the tender offer for the year ended December 31, 2014.

Year ended December 31, 2014
Dollar amount repurchased (in thousands)	$119,993
Shares repurchased	32,186,556
Average price per share	$3.73
Discount to quarterly weighted average net asset value per share	16.1%
Stock Repurchase Programs
On January 17, 2012, our board of directors authorized a stock repurchase program of up to $35.0 million, which was terminated after we effected repurchases totaling approximately $29.4 million. On October 25, 2013, our board of directors authorized a second stock repurchase program of up to $25.0 million. On February 28, 2014, our board of directors increased the second stock repurchase program to $35.0 million. On April 25, 2014, our board of directors terminated the second stock repurchase program effective as of May 2, 2014 and authorized a third stock repurchase program of up to $50.0 million effective as of May 5, 2014. On August 5, 2014, our board of directors terminated the third stock repurchase program and authorized a fourth stock repurchase program of up to $50.0 million effective as of August 12, 2014. On October 17, 2014, our board of directors suspended the fourth stock repurchase program.

On December 18, 2014, the fourth stock repurchase program, which had been suspended during our modified "Dutch Auction" tender offer, was reinstated. In January 2015, the fourth stock repurchase program was discontinued. We have provided our stockholders with notice of our intention to repurchase shares of our common stock in accordance with 1940 Act requirements. We retired all shares of common stock that we purchased in connection with the stock repurchase program.
Tender Offer
On November 3, 2014, we commenced a modified “Dutch Auction” tender offer pursuant to an offer to purchase dated November 3, 2014 and a related letter of transmittal, under which we offered to purchase up to $75.0 million of our common stock at a price per share not less than $3.25 and not greater than $3.75. The tender offer expired on December 3, 2014, and we accepted for payment an aggregate of 4,859,744 shares of our common stock at a purchase price of $3.75 per share for an aggregate purchase price of $18.2 million. These shares represented approximately 11.2% of our shares issued and outstanding as of the date of commencement of the tender offer. We incurred costs of $0.4 million associated with the tender offer resulting in a total cost of $18.6 million, or $3.83 per share, for the shares repurchased.
We requested and received the assurance of the staff of the Division of Investment Management that it would not recommend enforcement action to the SEC under the 1940 Act or Rule 17d-1 thereunder if we engage in a stock repurchase program and agree not to issue additional restricted stock under any compensation plan unless such issuance, together with all restricted stock outstanding under all compensation plans, does not exceed 10% of our outstanding common stock at the time of such issuance less the total number of shares previously issued, in the aggregate, pursuant to all compensatory plans. Although as of December 31, 2014, there were 1,426,811 shares of our common stock available for issuance under our Third Amended and Restated 2006 Employee Restricted Stock Plan, or 2006 Plan, no shares of restricted stock could be issued under our 2006 Plan or our Third Amended and Restated 2006 Non-Employee Director Restricted Stock Plan, or 2006 Non-Employee Plan, because the 10% threshold set forth in the SEC's order had been reached due to shares we repurchased under our stock repurchase program.
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
NOTE 8—EMPLOYEE BENEFIT PLANS
All full-time employees, and those part-time employees who work at least 1,000 hours per year, are eligible to participate in a contributory employee savings plan that we sponsor under Section 401(k) of the Internal Revenue Code, or 401(k) Plan. We match a portion of the contribution made by employees to the 401(k) Plan, based upon a percentage of defined compensation. During the years ended December 31, 2014, 2013 and 2012, we incurred $70,000, $68,000 and $152,000, respectively, in expenses related to the 401(k) Plan.

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
During each of the twelve months ended December 31, 2014 and 2013, no shares of restricted stock were issued under the 2006 Plan.
During the twelve months ended December 31, 2014, we recognized $1.8 million of compensation expense related to share-based compensation awards including $1.1 million of compensation costs associated with the retirement of our former chief executive officer and other employee terminations. During the twelve months ended December 31, 2013, we recognized $1.2 million of compensation expense related to share-based compensation awards. As of December 31, 2014, all the restricted share awards for which forfeiture provisions had not lapsed carried non-forfeitable dividend rights to the holder of the restricted shares. As of December 31, 2014, we had $0.5 million of unrecognized compensation cost related to restricted common stock awarded to employees. We expect to recognize these costs over the remaining weighted-average requisite service period of 1.2 years.
NON-EMPLOYEE DIRECTOR SHARE-BASED COMPENSATION
During June 2006, our stockholders initially approved the 2006 Non-Employee Plan, which was subsequently amended and restated. In May 2010, our stockholders approved an amendment to the 2006 Non-Employee Plan that increased the number of shares we may award to non-employee members of our board of directors from 100,000 to 150,000 shares. During the twelve months ended December 31, 2014, no shares of restricted stock were issued to non-employee directors. Our board of directors has waived the right to an automatic award of 7,500 shares of restricted stock, previously awarded to non-employee directors upon the commencement of each three-year term of board service. During the twelve months ended December 31, 2013, we awarded 15,000 shares of restricted common stock to non-employee directors. During the twelve months ended December 31, 2014 and 2013, we recognized $52,000 and $60,000, respectively, of compensation costs related to share-based awards to non-employee directors. We include this compensation cost in general and administrative expense on our Consolidated Statements of Operations. As of December 31, 2014, we had less than $0.1 million of unrecognized compensation cost related to restricted common stock awarded to non-employee directors, which we expect to recognize over the remaining weighted-average requisite service period of 1.1 years.

SUMMARY OF EMPLOYEE AND NON-EMPLOYEE DIRECTOR SHARE-BASED COMPENSATION
The following table summarizes our restricted stock award activity since December 31, 2011:

	Shares	Weighted-Average Grant Date Fair Value per Share
Subject to forfeiture provisions as of December 31, 2011	430,510	$6.14
Awarded	1,022,500	$4.43
Forfeiture provision satisfied	(275,265)	$5.25
Forfeited	(35,725)	$6.87
Subject to forfeiture provisions as of December 31, 2012	1,142,020	$4.69
Awarded	15,000	$5.01
Forfeiture provision satisfied	(71,730)	$6.58
Forfeited	(189,550)	$4.63
Subject to forfeiture provisions as of December 31, 2013	895,740	$4.55
Awarded	—	$—
Forfeiture provision satisfied	(525,815)	$4.61
Forfeited	(1,805)	$6.97
Subject to forfeiture provisions as of December 31, 2014	368,120	$4.45
NOTE 10—INCOME TAXES
As a RIC, we are taxed under Subchapter M of the Internal Revenue Code. As such, our income generally is not taxable to the extent we distribute it to stockholders and we meet certain qualification tests as outlined in the Internal Revenue Code. However, income from certain investments owned by our wholly owned subsidiaries is subject to federal, state and local income taxes. During 2014 and 2013, we declared and paid distributions from ordinary income that were sufficient to meet our distribution requirements as a RIC. To qualify as a RIC for federal income tax purposes, we must, among other things:

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
We use the asset and liability method to account for our Taxable Subsidiaries' income taxes. Using this method, we recognize deferred tax assets and liabilities for the estimated future tax effects attributable to temporary differences between financial reporting and the tax basis of assets and liabilities. In addition, we recognize deferred tax benefits associated with net operating carryforwards that we may use to offset future tax obligations. We measure deferred tax assets and liabilities using the enacted tax rates expected to apply to taxable income in the years in which we expect to recover or settle those temporary differences. During the twelve months ended December 31, 2014, we recorded an income tax benefit of $0.2 million. During the twelve months ended December 31, 2013 and 2012, we recorded income tax provisions of $0.1 million and $0.3 million, respectively, which were primarily attributable to flow-through taxable income on certain investments held by our subsidiaries.
From December 2001 through December 31, 2014, we declared distributions per share of $14.13. We determine the tax attributes of our distributions as of the end of our fiscal year based upon our taxable income for the full year and distributions paid during the full year. Each year, we mail statements on Form 1099-DIV to our stockholders that identify whether we made distributions from ordinary income, net capital gains on the sale of securities, which are each taxable distributions, and/or a return of paid-in-capital surplus, which is a nontaxable distribution. A portion of our distributions may represent a return of capital to our stockholders, to the extent that the total distributions paid in a given year exceed current and accumulated taxable earnings and profits. All or a portion of the distributions that we paid to stockholders during fiscal years 2014, 2013, 2012, 2011, 2008, 2006, 2005, 2004 and 2003 represented a return of capital.
On December 22, 2010, the Regulated Investment Company Modernization Act of 2010, or the Modernization Act, was enacted, which changed various technical rules governing the tax treatment of RICs. The changes are generally effective for taxable years beginning after the date of enactment. One of the more prominent changes addresses capital loss carryforwards. Under the Modernization Act, each RIC will be permitted to carry forward capital losses incurred in taxable years beginning after the date of enactment for an unlimited period. However, any losses incurred during those subsequent taxable years will be required to be utilized prior to the losses incurred in pre-enactment taxable years, which carry an expiration date. As a result of this ordering rule, pre-enactment capital loss carryforwards may be more likely to expire unused. Additionally, post-enactment capital loss carryforwards will retain their character as either short-term or long-term capital losses rather than being considered all short-term as permitted under previous regulation. For the tax years ended December 31, 2014, 2013, 2012 and 2011, we have total net capital losses of $181.1 million which have no expiration and will be carried forward indefinitely to offset future net capital gains. Capital loss carryforwards from tax years 2009 of $54.2 million and 2010 of $5.2 million will expire December 31, 2017 and December 31, 2018, respectively, unless utilized to offset future net capital gains prior to those expiration dates to the extent permitted by federal tax law.
For income tax purposes, we report distributions paid to stockholders as ordinary income, return of capital, capital gains or a combination thereof. For the tax year ended December 31, 2014, 3.9% of our distributions were from ordinary income and 96.1% of our distributions were a return of capital. For the tax year ended December 31, 2013, 75.0% of our distributions were from ordinary income and 25.0% of our distributions were a return of capital. For the tax year ended December 31, 2012, 100% of our distributions were a return of capital. Distributions per common share for the years ended December 31, 2014, 2013 and 2011 were taxable as follows:

	Years ended December 31,
	2014		2013		2012
	$/Share	% of Total	$/Share	% of Total	$/Share	% of Total
Dividends declared during the year	$0.245		$0.500		$0.575
Dividends declared in 2011 but paid in 2012	—		—		0.170
Dividends paid in calendar year	0.245		0.500		0.745
Dividends declared on tax Form 1099-DIV(unaudited)
Ordinary income(a)	$0.010	3.9%	$0.375	75.0%	$—	—%
Return of capital(b)	0.235	96.1	0.125	25.0	0.745	100.0
Total reported on tax Form 1099-DIV	$0.245	100.0%	$0.500	100.0%	$0.745	100.0%
__________________

(a)	Ordinary income was reported on Form 1099-DIV as either qualified or non-qualified.

(b)	Return of capital refers to those amounts reported as nontaxable distributions on Form 1099-DIV.

On a tax basis, distributions allocable to 2014 were composed of $0.4 million of ordinary income and $14.8 million of return of capital, distributions allocable to 2013 were composed of $26.0 million of ordinary income and $9.0 million of return of capital and distributions in 2012 were composed of $55.2 million of return of capital. The following table summarizes changes in our cumulative distributions in excess of earnings for federal income tax purposes for the years ended December 31, 2014 and 2013:

(in thousands)	December 31,
	2014	2013
Beginning Balance	$260,476	$251,165
Current year return of capital	14,826	9,029
Current year tax permanent differences	(175)	282
Tax distributions in excess of earnings	$275,127	$260,476
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
The following table summarizes the cost, as well as the unrealized appreciation and depreciation for federal income tax purposes as of December 31, 2014 and 2013:

(in thousands)	December 31,
	2014	2013
Total investments at fair value (GAAP)	$75,332	$368,873
Gross unrealized appreciation
Unrealized appreciation of fair value of portfolio investments (GAAP)	(1,325)	(5,231)
Book to tax differences	(72,246)	(76,810)
Gross unrealized appreciation (GAAP)	(73,571)	(82,041)
Gross unrealized depreciation
Unrealized depreciation of fair value of portfolio investments (GAAP)	160,634	202,596
Book to tax differences	—	—
Gross unrealized depreciation (GAAP)	160,634	202,596
Net unrealized depreciation (GAAP)	87,063	120,555
Plus: Unrealized depreciation of fair value of other assets and liabilities (GAAP)	—	201
Cost for federal income tax purposes	$162,395	$489,629

The following table reconciles GAAP net (loss) income to taxable income for the years ended December 31, 2014 and 2013:

(in thousands)	Years ended December 31,
	2014	2013
Net (loss) income	$(20,843)	$1,176
Difference between book and tax losses on investments	2,486	(1,894)
Net change in unrealized depreciation on investments not taxable until realized	(38,458)	6,704
Capital losses in excess of capital gains	60,593	23,985
Timing difference related to deductibility of long-term incentive compensation	859	(2,120)
Taxable interest income on non-accrual loans(a)	(7,652)	63
Dividend income accrued for GAAP purposes that is not yet taxable	(547)	(2,554)
Distributions from taxable subsidiaries and portfolio investment companies	747	3,104
Federal tax provision	(188)	125
Other, net	3,453	(2,557)
Taxable income before deductions for distributions	$450	$26,032
___________________________

(a)
Results for the years ended December 31, 2014 and 2013 reflect the reversal of interest we previously recognized on non-accrual loans of portfolio investments that we monetized. In accordance with the Internal Revenue Code, we are required to recognize as taxable interest income all interest that is owed to us by portfolio companies, including interest on those debt investments that are on non-accrual status for GAAP reporting purposes.

As of December 31, 2014, based on our analysis of our tax position, we concluded that we did not have any uncertain tax positions that met the recognition or measurement criteria of ASC Topic 740, Income Taxes.

NOTE 11—EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted income (loss) per common share for the years ended December 31, 2014, 2013 and 2012:

	Years ended December 31,
(dollars in thousands, except per share amounts)	2014	2013	2012
Numerator for basic and diluted income (loss) per share
Net (loss) income	$(20,843)	$1,176	$4,998
Less: Dividends declared—common and restricted shares	(15,428)	(35,400)	(42,889)
Undistributed earnings	(36,271)	(34,224)	(37,891)
Percentage allocated to common shares(a)	100.0%	98.4%	98.6%
Undistributed earnings—common shares	(36,271)	(33,676)	(37,361)
Add: Dividends declared—common shares	15,428	34,834	42,289
Numerator for common shares outstanding excluding participating shares	(20,843)	1,158	4,928
Numerator for participating unvested shares only	—	18	70
Numerator for basic and diluted income (loss) per share—total	$(20,843)	$1,176	$4,998
Denominator for basic and diluted weighted-average shares outstanding
Common shares outstanding	55,504	70,122	73,793
Participating unvested shares(b)	—	1,110	1,066
Basic and diluted weighted-average common shares outstanding—total(b)	55,504	71,232	74,859
Income (loss) per share—basic and diluted
Excluding participating unvested shares	$(0.38)	$0.02	$0.07
Including participating unvested shares	$(0.38)	$0.02	$0.07
_______________________________
(a) Basic and diluted weighted-average common shares:
Weighted-average common shares outstanding	55,504	70,122	73,793
Weighted-average restricted shares	—	1,110	1,066
Total basic and diluted(b) weighted-average common shares	55,504	71,232	74,859
Percentage allocated to common shares	100.0%	98.4%	98.6%

(b)
For the year ended December 31, 2014, we excluded 537 weighted-average shares of restricted common stock from the calculation of diluted loss per share because the inclusion of these shares would have had an anti-dilutive impact on the calculation of loss per share.

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
NOTE 12—COMMITMENTS AND CONTINGENCIES
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

We do not report the unused portions of these commitments on our Consolidated Balance Sheets. As of December 31, 2014 and 2013, we had $2.0 million and $18.1 million, respectively, of outstanding unused loan commitments. We estimate that as of each of December 31, 2014 and 2013, the fair value of these commitments was less than $0.1 million based on the fees that we currently charge to enter into similar arrangements, taking into account the creditworthiness of the counterparties. As of December 31, 2014 and 2013, we had no outstanding guarantees or standby letters of credit.
LEASE OBLIGATIONS
The lease on our headquarters in Arlington, Virginia has a term from December 2014 through December 2015. The base rent for the lease is $0.7 million per year with a $0.2 million rent credit. The base rent will not increase during the term of the lease. As of December 31, 2014, our obligations for the remaining term of the lease is $0.6 million, all of which will be payable during the next twelve months. During the years ended December 31, 2014, 2013 and 2012, our rent expense totaled $0.4 million, $0.3 million and $2.2 million, respectively.
NOTE 13—SIGNIFICANT SUBSIDIARY
We have determined that for the year ended December 31, 2014, RadioPharmacy Investors, LLC, or RadioPharmacy, is an unconsolidated portfolio company that meets the conditions of a significant subsidiary and therefore, we are presenting summarized financial information of RadioPharmacy as of December 31, 2014. RadioPharmacy, a private company, is a nuclear compounding pharmacy for regional hospitals and imaging centers. During the year ended December 31, 2014, we recognized $2.1 million of total revenue from our investment in RadioPharmacy.
The following table sets forth summarized balance sheet information for RadioPharmacy as of December 31, 2014 and December 31, 2013.

(in thousands)	December 31, 2014	December 31, 2013
	(unaudited)
Assets:
Total current assets	$6,595	$6,573
Total non-current assets	19,311	19,409
Total assets	$25,906	$25,982

Liabilities and Stockholders' Equity:
Current liabilities	$4,708	$3,351
Long-term liabilities	18,374	20,411
Preferred stock	1	1
Other stockholders' equity	2,823	2,219
Total liabilities and stockholders' equity	$25,906	$25,982
The following table sets forth summarized income statement information for RadioPharmacy for the year ended December 31, 2014 and 2013.

	Year ended December 31,
(in thousands)	2014	2013
	(unaudited)
Sales	$26,953	$26,863
Gross margin	$16,125	$15,304
Net income	$605	$156

NOTE 14—FINANCIAL HIGHLIGHTS
Following schedule summarizes financial highlights for the five years ended December 31, 2014:

	Years Ended December 31,
(in thousands, except per share amounts)	2014	2013	2012	2011	2010
PER SHARE DATA
Net asset value at beginning of year(a)	$4.74	$5.18	$5.65	$7.54	$8.06
Net (loss) income(b)
Net operating income before net investment loss, loss on extinguishment of debt and income tax (benefit) provision	0.06	0.42	0.25	0.49	0.54
Net realized (loss) gain on investments	(1.13)	(0.31)	(1.32)	(1.19)	0.15
Net unrealized appreciation (depreciation) on investments	0.69	(0.09)	1.14	(0.51)	(0.88)
Loss on extinguishment of debt before income tax provision	—	—	—	(0.01)	0.04
Income tax (benefit) provision	—	—	—	—	(0.02)
Net (loss) income	(0.38)	0.02	0.07	(1.22)	(0.17)
Net decrease in net assets resulting from distributions
Distributions declared from net operating income	(0.01)	(0.37)	—	(0.28)	(0.37)
Distributions declared in excess of net operating income	(0.24)	(0.13)	(0.58)	(0.38)	—
Net decrease in net assets resulting from distributions	(0.25)	(0.50)	(0.58)	(0.66)	(0.37)
Net (decrease) increase in net assets relating to stock-based transactions
Forfeiture (issuance) of shares of restricted common stock(c)	—	0.01	(0.07)	(0.04)	(0.04)
Repurchase of common stock	0.56	—	0.06	—	—
Net increase in stockholders’ equity from restricted stock amortization	0.03	0.02	0.03	0.03	0.06
Net (decrease) increase in stockholders’ equity from other stock transactions(b)	(0.01)	0.01	0.02	—	—
Net increase (decrease) in net assets relating to share issuances	0.58	0.04	0.04	(0.01)	0.02
Net asset value at end of year(a)	$4.69	$4.74	$5.18	$5.65	$7.54
MARKET PRICE PER SHARE AT END OF YEAR	$3.83	$4.40	$4.60	$3.99	$6.97
TOTAL RETURN(d)	(7.39)%	6.52%	33.96%	(33.72)%	66.67%
SHARES OF COMMON STOCK OUTSTANDING
Weighted-average (diluted)	55,504	71,232	74,859	76,259	75,422
End of year	38,136	70,510	71,721	76,997	76,662
NET ASSETS
Average	$251,571	$364,188	$397,741	$534,240	$611,084
End of year	$178,901	$333,954	$371,728	$434,952	$578,016
RATIO
Operating expenses to average net assets	9.41%	5.65%	10.61%	8.99%	8.02%
Net operating income to average net assets	1.25%	8.21%	4.73%	7.05%	6.64%
General and administrative expense to average net assets	3.98%	1.48%	3.52%	2.63%	1.88%
Return on average equity	(8.29)%	0.32%	1.26%	(17.43)%	(2.14)%
_____________________________

(a)	Based on total number shares outstanding.

(b)	Based on weighted-average number shares outstanding.

(c)	Represents the effects of shares issued during the period and the lapsing of forfeiture provisions on restricted stock on earnings per share.

(d)	Total return = [(ending market price per share – beginning market price per share + dividends paid per share) / beginning market price per share].

NOTE 15—SELECTED QUARTERLY DATA (UNAUDITED)
The following tables summarize key unaudited financial information for the eight quarters ended December 31, 2014. Results for any quarter are not necessarily indicative of results for the full year or for any future quarter.

	2014 Quarters				2013 Quarters
(in thousands, except per share amounts)	Fourth	Third	Second	First	Fourth	Third	Second	First
INCOME STATEMENT DATA
Revenue	$2,278	$5,664	$9,525	$9,346	$11,179	$13,170	$12,890	$13,246
Net operating (loss) income before net investment gain (loss) and income tax (benefit) provision	(755)	(976)	551	4,323	6,333	7,964	7,556	8,043
Net income (loss)	$2,076	$1,285	$(5,268)	$(18,936)	$(18,439)	$3,289	$8,574	$7,752
Income (loss) per basic and diluted common share	$0.05	$0.03	$(0.09)	$(0.27)	$(0.26)	$0.05	$0.12	$0.11
Weighted-average common shares outstanding—basic and diluted	42,706	49,805	61,221	69,395	69,924	71,218	71,217	71,507

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
None.

ITEM 9A.	CONTROLS AND PROCEDURES.

1.	Disclosure Controls and Procedures.
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2014. The term “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.
Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the foregoing evaluation of our disclosure controls and procedures as of December 31, 2014, our Chief Executive Officer and our Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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
Our management, including the supervision and participation of the Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2014. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control—Integrated Framework” published in 2013.
Based on our assessment, management concluded that, as of December 31, 2014, our internal control over financial reporting is effective based on those criteria.
Our independent registered public accounting firm has issued an attestation report with regard to our internal control over financial reporting.

(b) ATTESTATION REPORT OF THE REGISTERED PUBLIC ACCOUNTING FIRM
The attestation report of our independent registered public accounting firm regarding our internal control over financial reporting appears on page 65.
(c) CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act), occurred during the fiscal quarter ended December 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION
None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
The information relating to our directors, nominees for election as directors, executive officers and audit committee under the headings Election of Directors, Corporate Governance—Our Executive Officers, Corporate Governance—Section 16(a) Beneficial Ownership Reporting Compliance and Corporate Governance—Board Committees in our definitive proxy statement for the 2015 Annual Meeting of Stockholders is incorporated herein by reference to such proxy statement.
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
We made no material change to the procedures by which stockholders may recommend nominees to our board of directors, as described in our 2014 proxy statement.

ITEM 11.	EXECUTIVE COMPENSATION.
The discussion under the headings Executive Compensation, Compensation of Directors, Compensation Committee Report, Compensation Committee Interlocks and Insider Participation, and Narrative Disclosure of Our Compensation Policies and Practices as They Relate to Risk Management in our definitive proxy statement for the 2015 Annual Meeting of Stockholders is incorporated herein by reference to such proxy statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
The discussion under the heading Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters in our definitive proxy statement for the 2015 Annual Meeting of Stockholders is incorporated herein by reference to such proxy statement.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
The discussion under the headings Certain Relationships and Related Transactions; Policies and Procedures for Related Person Transactions and Corporate Governance—Board Determination of Independence in our definitive proxy statement for the 2015 Annual Meeting of Stockholders is incorporated herein by reference to such proxy statement.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.
The discussion under the heading Ratification of Selection of Independent Registered Public Accounting Firm—Auditors’ Fees and—Pre-Approval Policies and Procedures in our definitive proxy statement for the 2015 Annual Meeting of Stockholders is incorporated herein by reference to such proxy statement.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Report of Independent Registered Public Accounting Firm
Board of Directors and Stockholders
MCG Capital Corporation
We have audited the consolidated balance sheets of MCG Capital Corporation (the Company), including the consolidated schedules of investments, as of December 31, 2014 and 2013, and the related consolidated statements of operations, changes in net assets, and cash flows for each of the three years in the period ended December 31, 2014, and the consolidated financial highlights for each of the five years in the period ended December 31, 2014, and have issued our report thereon dated March 2, 2015 (included elsewhere in this Form 10-K). Our audits also included the Schedule 12-14 listed in Item 15 of this Form 10-K. The Schedule 12-14 is the responsibility of the Company’s management. Our responsibility is to express an opinion on this schedule based on our audits.
In our opinion, the Schedule 12-14 referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
/s/ Ernst & Young LLP
McLean, Virginia
March 2, 2015

Schedule 12-14
MCG Capital Corporation
SCHEDULE OF INVESTMENTS IN AND ADVANCES TO AFFILIATES

(in thousands)		Year Ended December 31, 2014	As of December 31, 2013 Fair Value			As of December 31, 2014 Fair Value
Portfolio Company	Investment(a)	Amount of Interest or Dividends Credited to Income(d)		Gross Additions(b)	Gross Reductions(c)
Control Investments
GMC Television Broadcasting, LLC(e)	Senior Debt	409	12,252	32	(12,284)	—
	Subordinated Debt	—	—	—	—	—
	Class B Voting Units	—	—	—	—	—
Jet Plastica Investors, LLC	Senior Debt	—	—	—	—	—
RadioPharmacy Investors, LLC	Senior Debt	909	7,640	9,555	(3)	17,192
	Subordinated Debt	1,191	10,841	324	(11,165)	—
	Preferred LLC Interest	—	13,175	1,719	(2,850)	12,044
Total Control Investments		2,509	43,908	11,630	(26,302)	29,236

Affiliate Investments
C7 Data Centers, Inc.(f)	Senior Debt	1,660	17,092	80	(17,172)	—
	Series B Preferred Units	—	3,482	—	(3,482)	—
Education Management, Inc.	Senior Debt	—	19,617	485	(20,102)	—
	Series C Preferred Debt	—	174	—	(174)	—
IDOC, LLC	Senior Debt	1,155	14,762	46	(14,808)	—
	Limited Partner Interests	—	1,665	—	(1,665)	—
Total Affiliate Investments		$2,815	$56,792	$611	$(57,403)	$—
This schedule should be read in conjunction with our Consolidated Financial Statements, including our Consolidated Schedule of Investments and Notes 3 and 4 to the Consolidated Financial Statements.

(a)
Common stock, warrants, options and, in some cases, preferred stock generally are non-income producing and restricted. The principal amount of the debt and the number of shares of common stock and preferred stock are shown in the Consolidated Schedule of Investments as of December 31, 2014.

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

(e)
In October 2014, we sold our equity investment in HITV Operating Co., Inc. a subsidiary of GMC Television Broadcasting, LLC.  With the completion of this transaction, GMC Television Broadcasting, LLC became a non-affiliate. The transfers of our senior debt investment from control to non-affiliate are included in gross reductions.

(f)
In September 2014, we sold our equity investment in C7 Data Centers, Inc.  With the completion of this transaction, C7 Data Centers, Inc. became a non-affiliate. The transfers of our senior debt investment from affiliate to non-affiliate are included in gross reductions.

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

		Incorporated by Reference
Exhibit No.	Description	Form and SEC File No.	Filing Date with SEC	Exhibit No.	Filed with this 10-K
	Certificate of Incorporation and Bylaws
3.1	Restated Certificate of Incorporation of MCG Capital Corporation	8-K (0-33377)	May 31, 2005	3.1
3.2	Amended and Restated Bylaws of MCG Capital Corporation	8-K (0-33377)	April 11, 2012	3.1
	Instruments Defining the Rights of Security Holders
4.1	Specimen Common Stock Certificate	N-2 (333-64596)	November 1, 2001	99.d.1
4.2	Third Amended and Restated Registration Rights Agreement by and among MCG Capital Corporation and certain stockholders	10-K (0-33377)	April 1, 2002	10.1
	Material Contracts—Custody Agreements
10.1	Amended and Restated Custody Agreement by and between MCG Capital Corporation and Wells Fargo Bank, National Association, dated December 11, 2008	10-K (0-33377)	March 9, 2009	10.2
	Material Contracts—Leases
10.2	Deed of Lease by and between BFP Potomac Tower Co. LLC, as landlord, and MCG Capital Corporation, as tenant, dated as of February 28, 2014	10-K (0-33377)	March 5, 2014	10.5
	Material Contracts—Management Contracts and Compensation Plans
10.3#	MCG Capital Corporation 401(k) Plan	10-K (0-33377)	March 5, 2013	10.12
10.4#	MCG Capital Corporation Dividend Reinvestment Plan	N-2 (333-64596)	November 1, 2001	99.e
10.5#	MCG Capital Corporation Third Amended and Restated 2006 Non-Employee Director Restricted Stock Plan	8-K(0-33377) 8-K/A(0-33377)	June 1, 2010 June 2, 2010	10.2 10.2
10.6#	MCG Capital Corporation Third Amended and Restated 2006 Employee Restricted Stock Plan	8-K(0-33377) 8-K/A(0-33377)	June 1, 2010 June 2, 2010	10.1 10.1
10.7#	Form of Restricted Stock Agreement for Non-Employee Members of the Board of Directors (pursuant to the Third Amended and Restated 2006 Non-Employee Director Restricted Stock Plan)	10-Q (0-33377)	August 5, 2010	10.4
10.8#	Form of Restricted Stock Agreement for Employees (pursuant to the Third Amended and Restated 2006 Employee Restricted Stock Plan)	10-Q (0-33377)	August 5, 2010	10.3
10.9#	Form of Restricted Stock Agreement for MCG Executive Employee (pursuant to the Third Amended and Restated 2006 Employee Restricted Stock Plan).	8-K (0-33377)	March 15, 2012	10.3
10.10#	Letter Agreement between MCG Capital Corporation and B. Hagen Saville dated April 21, 2014.	8-K (0-33377)	April 21, 2014	10.2
10.11#	Severance, Confidentiality and Non-Solicitation Agreement by and between MCG Capital Corporation and Tod K. Reichert, dated August 2, 2011	10-Q (0-33377)	August 4, 2011	10.6
10.12#	Amendment No. 1 to Severance, Confidentiality and Non-Solicitation Agreement by and between MCG Capital Corporation and Tod K. Reichert, dated as of March 5, 2014	10-K (0-33377)	March 5, 2014	10.19
10.13#	Severance, Confidentiality and Non-Solicitation Agreement by and between MCG Capital Corporation and Keith Kennedy, dated as of March 5, 2014	10-K (0-33377)	March 5, 2014	10.20
10.14#	Amendment No. 1 to Severance, Confidentiality and Non-Solicitation Agreement by and between MCG Capital Corporation and Keith Kennedy dated April 21, 2014.	8-K (0-33377)	April 21, 2014	10.3
10.15#	MCG Capital Corporation 2011 Severance Pay Plan, dated August 3, 2011	10-Q (0-33377)	August 4, 2011	10.4

		Incorporated by Reference
Exhibit No.	Description	Form and SEC File No.	Filing Date with SEC	Exhibit No.	Filed with this 10-K
10.16#	Amendment No. 1 to MCG Capital Corporation 2011 Severance Pay Plan.	8-K (0-33377)	March 15, 2012	10.1
10.17#	Amendment No. 2 to MCG Capital Corporation Severance Pay Plan	10-Q (0-33377)	July 31, 2012	10.1
	Code of Ethics
14.1	Amended and Restated Code of Business Conduct and Ethics, effective as of March 15, 2012	8-K (0-33377)	March 15, 2012	14.1
	Subsidiaries of the Registrant
21	Subsidiaries of MCG Capital Corporation and Jurisdiction of Incorporation/Organization				*
	Consents of Experts
23.1	Consent of Ernst & Young LLP, independent registered public accounting firm				*
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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 2, 2015.

MCG CAPITAL CORPORATION

By:	/s/ KEITH KENNEDY
Keith Kennedy President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ KEITH KENNEDY	President and Chief Executive Officer (Principal Executive Officer)	March 2, 2015
Keith Kennedy
/s/ BEVERLY JANE ALLEY	Chief Financial Officer (Principal Financial and Accounting Officer)	March 2, 2015
Beverly Jane Alley
/s/ RICHARD W. NEU	Chairman of the Board and Director	March 2, 2015
Richard W. Neu
/s/ KIM D. KELLY	Director	March 2, 2015
Kim D. Kelly
/s/ KENNETH J. O’KEEFE	Director	March 2, 2015
Kenneth J. O’Keefe
/s/ GAVIN SAITOWITZ	Director	March 2, 2015
Gavin Saitowitz