Form 10-K/A
period 2014-12-31
MCG CAPITAL CORP
filed 2015-03-31
CIK 1141299

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
FORM 10-K/A
(Amendment No.1)
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

EXPLANATORY NOTE
This Amendment No. 1, or Amendment No. 1, to our Annual Report on Form 10-K for the year ended December 31, 2014 which was filed with the Securities and Exchange Commission, or SEC, on March 2, 2015, or Form 10-K, is being filed to provide separate financial statements for our unconsolidated portfolio company, RadioPharmacy Investors, LLC, or RadioPharmacy, as new Exhibit 99.1 in Part IV, Item 15.
We have determined that for the periods presented in our consolidated financial statements in our Form 10-K, this unconsolidated portfolio company has met the conditions of a significant subsidiary under Rule 1-02(w) of Regulation S-X for which we are required, pursuant to Rule 3-09 of Regulation S-X, to attach separate financial statements as exhibits to our Form 10-K.
In addition, this Amendment No. 1 revises Part IV, Item 15 of our Form 10-K to include new Exhibits 31.1, 31.2, 32.1 and 32.2, certifications of our Chief Executive Officer and Chief Financial Officer, and a new Exhibit 23.2, consent of Warren Averet, LLP, Independent Registered Public Accounting Firm.
No other changes have been made to our Form 10-K other than that described above. This Amendment No. 1 does not reflect subsequent events occurring after the original filing date of our Form 10-K or modify or update in any way disclosures made in our Form 10-K. Among other things, forward-looking statements made in our Form 10-K have not been revised to reflect events that occurred or facts that became known to us after filing of our Form 10-K, and such forward-looking statements should be read in their historical context. Furthermore, this Amendment No. 1 should be read in conjunction with our Form 10-K and with our filings with the SEC subsequent to our Form 10-K.

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

1	The following financial statements, which include the statements of the company and its consolidated subsidiaries, were filed as part of our Annual Report on Form 10-K on March 2, 2015:
Reports of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2014 and 2013
Consolidated Statements of Operations for the years ended December 31, 2014, 2013 and 2012
Consolidated Statements of Changes in Net Assets for the years ended December 31, 2014, 2013 and 2012
Consolidated Statements of Cash Flows for the years ended December 31, 2014, 2013 and 2012
Consolidated Schedule of Investments as of December 31, 2014
Consolidated Schedule of Investments as of December 31, 2013
Notes to Consolidated Financial Statements
The following financial statements of RadioPharmacy Investors, LLC are filed as part of this Amendment No 1 on Form 10-K/A:
Independent Auditors' Report
Consolidated Balance Sheets as of December 31, 2014 and 2013
Consolidated Statements of Operations for the years ended December 31, 2014 and 2013
Consolidated Statements of Changes in Members' Equity for the years ended December 31, 2014 and 2013
Consolidated Statements of Cash Flows for the years ended December 31, 2014 and 2013
Notes to the Consolidated Financial Statements
2	The following financial statement schedule was filed as part of our Annual Report on Form 10-K on March 2, 2015:
Schedule 12-14 Investments in and Advances to Affiliates
3	Exhibits required to be filed by Item 601 of Regulation S-K

Exhibits
The following table lists exhibits filed as part of this report, according to the number assigned to them in Item 601 of Regulation S-K. All exhibits listed in the following table are incorporated by reference except for those exhibits denoted in the last column. Please note that the agreements included as exhibits to this Form 10-K/A are included to provide information regarding their terms and are not intended to provide any other factual or disclosure information about us or the other parties to the agreements. The agreements contain representations and warranties by each of the parties to the applicable agreement that have been made solely for the benefit of the other parties to the applicable agreement and may not describe the actual state of affairs as of the date they were made or at any other time.

		Incorporated by Reference
Exhibit No.	Description	Form and SEC File No.	Filing Date with SEC	Exhibit No.	Filed with this 10-K/A
	Certificate of Incorporation and Bylaws
3.1	Restated Certificate of Incorporation of MCG Capital Corporation	8-K (0-33377)	May 31, 2005	3.1
3.2	Amended and Restated Bylaws of MCG Capital Corporation	8-K (0-33377)	April 11, 2012	3.1
	Instruments Defining the Rights of Security Holders
4.1	Specimen Common Stock Certificate	N-2 (333-64596)	November 1, 2001	99.d.1
4.2	Third Amended and Restated Registration Rights Agreement by and among MCG Capital Corporation and certain stockholders	10-K (0-33377)	April 1, 2002	10.1
	Material Contracts—Custody Agreements
10.1	Amended and Restated Custody Agreement by and between MCG Capital Corporation and Wells Fargo Bank, National Association, dated December 11, 2008	10-K (0-33377)	March 9, 2009	10.2
	Material Contracts—Leases
10.2	Deed of Lease by and between BFP Potomac Tower Co. LLC, as landlord, and MCG Capital Corporation, as tenant, dated as of February 28, 2014	10-K (0-33377)	March 5, 2014	10.5

		Incorporated by Reference
Exhibit No.	Description	Form and SEC File No.	Filing Date with SEC	Exhibit No.	Filed with this 10-K/A
	Material Contracts—Management Contracts and Compensation Plans
10.3#	MCG Capital Corporation 401(k) Plan	10-K (0-33377)	March 5, 2013	10.12
10.4#	MCG Capital Corporation Dividend Reinvestment Plan	N-2 (333-64596)	November 1, 2001	99.e
10.5#	MCG Capital Corporation Third Amended and Restated 2006 Non-Employee Director Restricted Stock Plan	8-K(0-33377) 8-K/A(0-33377)	June 1, 2010 June 2, 2010	10.2 10.2
10.6#	MCG Capital Corporation Third Amended and Restated 2006 Employee Restricted Stock Plan	8-K(0-33377) 8-K/A(0-33377)	June 1, 2010 June 2, 2010	10.1 10.1
10.7#	Form of Restricted Stock Agreement for Non-Employee Members of the Board of Directors (pursuant to the Third Amended and Restated 2006 Non-Employee Director Restricted Stock Plan)	10-Q (0-33377)	August 5, 2010	10.4
10.8#	Form of Restricted Stock Agreement for Employees (pursuant to the Third Amended and Restated 2006 Employee Restricted Stock Plan)	10-Q (0-33377)	August 5, 2010	10.3
10.9#	Form of Restricted Stock Agreement for MCG Executive Employee (pursuant to the Third Amended and Restated 2006 Employee Restricted Stock Plan).	8-K (0-33377)	March 15, 2012	10.3
10.10#	Letter Agreement between MCG Capital Corporation and B. Hagen Saville dated April 21, 2014.	8-K (0-33377)	April 21, 2014	10.2
10.11#	Severance, Confidentiality and Non-Solicitation Agreement by and between MCG Capital Corporation and Tod K. Reichert, dated August 2, 2011	10-Q (0-33377)	August 4, 2011	10.6
10.12#	Amendment No. 1 to Severance, Confidentiality and Non-Solicitation Agreement by and between MCG Capital Corporation and Tod K. Reichert, dated as of March 5, 2014	10-K (0-33377)	March 5, 2014	10.19
10.13#	Severance, Confidentiality and Non-Solicitation Agreement by and between MCG Capital Corporation and Keith Kennedy, dated as of March 5, 2014	10-K (0-33377)	March 5, 2014	10.20
10.14#	Amendment No. 1 to Severance, Confidentiality and Non-Solicitation Agreement by and between MCG Capital Corporation and Keith Kennedy dated April 21, 2014.	8-K (0-33377)	April 21, 2014	10.3
10.15#	MCG Capital Corporation 2011 Severance Pay Plan, dated August 3, 2011	10-Q (0-33377)	August 4, 2011	10.4
10.16#	Amendment No. 1 to MCG Capital Corporation 2011 Severance Pay Plan.	8-K (0-33377)	March 15, 2012	10.1
10.17#	Amendment No. 2 to MCG Capital Corporation Severance Pay Plan	10-Q (0-33377)	July 31, 2012	10.1
	Code of Ethics
14.1	Amended and Restated Code of Business Conduct and Ethics, effective as of March 15, 2012	8-K (0-33377)	March 15, 2012	14.1
	Subsidiaries of the Registrant
21	Subsidiaries of MCG Capital Corporation and Jurisdiction of Incorporation/Organization	10-K (0-33377)	March 2, 2015	21
	Consents of Experts
23.1	Consent of Ernst & Young LLP, independent registered public accounting firm	10-K (0-33377)	March 2, 2015	23.1
23.2	Consent of Warren Averett, LLC, independent registered certified public accountants, relating to the financial statements of RadioPharmacy Investors, LLC				*
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
					*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002				†
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002				†

Incorporated by Reference
Exhibit No.	Description	Form and SEC File No.	Filing Date with SEC	Exhibit No.	Filed with this 10-K/A
Financial Statements of Significant Subsidiary Not Consolidated
99.1	RadioPharmacy Investors, LLC and Subsidiary Consolidated Financial Statements as of December 31, 2014 and 2013 and for each of the years then ended.				*

*	Filed herewith.

†	Furnished herewith.

#	Management contracts or compensatory plans or arrangements required to be filed as an exhibit herein pursuant to Item 15(a) of Form 10-K.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 31, 2015.

MCG CAPITAL CORPORATION

By:	/s/ KEITH KENNEDY
Keith Kennedy President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report on Form 10-K/A has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ KEITH KENNEDY	President and Chief Executive Officer (Principal Executive Officer)	March 31, 2015
Keith Kennedy
/s/ BEVERLY JANE ALLEY	Chief Financial Officer (Principal Financial and Accounting Officer)	March 31, 2015
Beverly Jane Alley
/s/ RICHARD W. NEU	Chairman of the Board and Director	March 31, 2015
Richard W. Neu
/s/ KIM D. KELLY	Director	March 31, 2015
Kim D. Kelly
/s/ KENNETH J. O’KEEFE	Director	March 31, 2015
Kenneth J. O’Keefe
/s/ GAVIN SAITOWITZ	Director	March 31, 2015
Gavin Saitowitz