Form 10-K/A
period 2014-12-31
MCG CAPITAL CORP
filed 2015-04-29
CIK 1141299

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
FORM 10-K/A
(Amendment No.2)
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
Documents Incorporated by Reference
None.

EXPLANATORY NOTE
This Amendment No. 2, or Amendment No. 2, to our Annual Report on Form 10-K for the year ended December 31, 2014 which was filed with the Securities and Exchange Commission, or SEC, on March 2, 2015, or Form 10-K, and as amended on March 31, 2015, is being filed to provide the information required by Items 10, 11, 12, 13 and 14 of Part III because our definitive proxy statement will not be filed within 120 days after December 31, 2014, the end of the fiscal year covered by our Annual Report on Form 10-K. Accordingly, reference to our proxy statement on the cover page has been deleted.
In addition, pursuant to the rules of the SEC, we have also included as exhibits currently dated certifications required under Section 302 of The Sarbanes-Oxley Act of 2002. We are amending and refiling Part IV solely to reflect the inclusion of those certifications. Because no financial statements are contained within this Amendment No. 2, and this Form 10-K/A does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certifications have been omitted. We are not including certifications pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.
Except as described above, no other changes have been made to the Form 10-K. Except as otherwise indicated herein, this Amendment No. 2 continues to speak as of the date of the Form 10-K, and we have not updated the disclosures contained therein to reflect any events that occurred subsequent to the date of the Form 10-K. The filing of this Amendment No. 2 is not a representation that any statements contained in items of our Annual Report on Form 10-K other than Items 10, 11, 12, 13 and 14 of Part III, and Part IV are true or complete as of any date subsequent to the Form 10-K.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
Summary of Directors

Name	Age	Director Since	Primary Occupation	Committee Memberships(1)	Other Public Company Boards
Kim D. Kelly*	58	2004	Consultant in Media and Restructuring Fields	A (chair), C, N, V	0
Keith Kennedy	45	2014	President and Chief Executive Officer of the Company	V	0
Richard W. Neu*	59	2007	Chairman of the Board, Board and Committee Member of Huntington Bancshares Incorporated	A, C, N, V (chair)	1
Kenneth J. O’Keefe*	60	2001	Managing Director and the Chief Operating Officer of Vestar Capital Partners	A, C (chair), N	0
Gavin Saitowitz*	42	2009	Managing Member of Springbok Capital Management, LLC	A, C, N (chair), V	0
*  Independent Director
(1)    A = Audit Committee, C = Compensation Committee
N = Nominating and Corporate Governance Committee, V = Investment and Valuation Committee
Director Qualifications
In considering whether to recommend any particular candidate for inclusion in the board’s slate of recommended director nominees, the nominating and corporate governance committee applies the criteria attached to its charter. These criteria include the candidate’s integrity, business acumen, knowledge of our business and industry, experience, diligence, conflicts of interest and the ability to act in the interests of all stockholders. The nominating and corporate governance committee does not assign specific weights to particular criteria and no particular criterion is a prerequisite for each prospective nominee.
We believe that our directors and nominee have an appropriate balance of knowledge, experience, attributes, skills and expertise required for our board as a whole and that we have sufficient independent directors to comply with applicable law and regulations. We believe that our directors have a broad range of personal and professional characteristics, including: leadership; management ability; financial experience; the ability to act with integrity and sound judgment; the capacity to demonstrate innovative thinking, consider strategic proposals, assist with the development of our strategic plan and oversee its implementation; the ability to oversee our risk management efforts and executive compensation programs; and the commitment to preparation for, and attendance at, board and committee meetings.
Our board of directors does not have a specific diversity policy, but considers diversity of race, religion, national origin, gender, sexual orientation, disability, cultural background and professional experiences in evaluating candidates for board membership. We believe diversity is important because a variety of viewpoints contribute to an effective decision-making process.
Set forth below for each of our directors is information as of April 15, 2015 with respect to each director’s (a) name and age, (b) positions and offices with us, (c) principal occupation and business experience during at least the past five years, (d) directorships, if any, of other publicly held companies held during the past five years and (e) the year such person became a member of our board of directors.
Following each director’s biographical information, we have provided information concerning the particular experience, qualifications, attributes and/or skills that led our nominating and corporate governance committee and board of directors to determine that each individual should serve as a director.

Independent Directors
Ms. Kelly and Messrs. Neu, O'Keefe and Saitowitz are considered independent for purposes of the 1940 Act.
Name	Age	Director Since	Principal Occupation, Other Business Experience During the Past Five Years and Other Directorships

Kim D. Kelly(1)(2)(3)(4)	58	2004
Since June 2005, Ms. Kelly has served as a consultant, primarily to private equity firms, in the media and restructuring fields. Most recently, from August 2011 until March 2013, Ms. Kelly served as Chief Restructuring Officer for Allegiance Communications LLC and, from December 2008 to July 2010, Ms. Kelly served as Chief Restructuring Officer for Equity Media Holdings Corporation, a former NASDAQ issuer. Previously, Ms. Kelly held executive positions with a number of large media companies. From May 2004 until April 2005, Ms. Kelly served as the President and Chief Executive Officer, and from April 2004 until April 2006 as a director, of Arroyo Video Solutions, Inc., a software company serving video service providers. From 1990 to August 2003, Ms. Kelly was employed by Insight Communications Company, Inc., where she was President from January 2002 to August 2003, Chief Operating Officer from January 1998 to August 2003 and Executive Vice President and Chief Financial Officer from 1990 to January 2002. Ms. Kelly also served as a director at Insight Communications from July 1999 to August 2003. From July 1999 to 2003, she also served as Chief Executive Officer of Insight Midwest, L.P. Ms. Kelly currently serves as a trustee of BNY Mellon Funds Trust. Ms. Kelly is a graduate of George Washington University. Ms. Kelly’s term as a Class III director will expire in 2016.
Ms. Kelly, the chair of our audit committee, has vast experience in the financial and operational restructuring of complex businesses, and her skills gained through service as a chief executive officer, chief financial officer, chief operating officer and chief restructuring officer of various public and private companies is essential to our board of directors. Her experience on the board of directors of other public companies and her insight on financial and operational issues are particularly valuable to our board of directors.

Richard W. Neu(1)(2)(3)(4)	59	2007
Mr. Neu became the Chairman of our board in April 2009 and served as our Chief Executive Officer from October 2011 until November 2012. Mr. Neu currently serves on the board of directors, as chair of the audit committee and as a member of the community development and trust committees of Huntington Bancshares Incorporated and, until the sale of the company in 2012, was the lead director and a member of the audit committee and governance committee of Dollar Thrifty Automotive Group, Inc., having served as the chairman of the Dollar Thrifty board of directors from 2010 through 2011. Mr. Neu was the Chief Financial Officer and Treasurer of Charter One Financial, Inc. from December 1985 to August 2004, and was a director of Charter One Financial, Inc. from 1992 to August 2004. Mr. Neu previously worked for KPMG as a Senior Audit Manager. Mr. Neu received a B.B.A. from Eastern Michigan University with a major in accounting. Mr. Neu’s term as a Class III director will expire in 2016.
Mr. Neu’s public company board experience, along with his proven success as an executive officer of a large public company demonstrates his leadership capability and extensive knowledge of complex financial and operational issues that public companies face. Mr. Neu brings years of experience in public accounting with KPMG and as a chief financial officer of two publicly held financial institutions that is critical to our board of directors. Mr. Neu’s knowledge of accounting principles, financial reporting rules and regulations, the evaluation of financial results and the oversight of the financial reporting process of large public companies from the perspective of an independent auditor, a board member and an audit committee member of other public companies and through service as our Chief Executive Officer makes him an ideal Chairman and asset to our board of directors.

Name	Age	Director Since	Principal Occupation, Other Business Experience During the Past Five Years and Other Directorships

Kenneth J. O’Keefe(1)(2)(3)	60	2001
Mr. O’Keefe served as the Chairman of our board from February 2005 to March 2007. He is currently a Managing Director and the Chief Operating Officer of Vestar Capital Partners, a private equity firm. From July 2003 until June 2006, he was Chief Executive Officer of NewVen Partners, LLC, a private investment firm, which he founded. Prior to July 2003, Mr. O’Keefe held executive positions with several large media companies over an 18-year career, including Pyramid Communications, Inc., where he served as Executive Vice President, Chief Financial Officer and a board member, Evergreen Media Corporation as Executive Vice President of Operations and a board member, Chancellor Media Corporation as Executive Vice President of Operations, AMFM, Inc. as Chief Executive Officer, President and Chief Operating Officer, and Clear Channel Communications, Inc. as President and Chief Operating Officer of its radio division. Mr. O’Keefe currently serves on the board of directors of Triton Container and Institutional Shareholder Services. Mr. O’Keefe is a graduate of Brown University and currently serves as a Trustee Emeriti of the Corporation of Brown University. Mr. O'Keefe's term as a Class II director will expire in 2015.
Mr. O’Keefe, the chair of our compensation committee, brings to the board his finance and investment experience as well as business development skills acquired through his work managing private equity investments. Mr. O’Keefe’s extensive background as an executive officer and board member of several large media issuers demonstrates his leadership capability and business acumen. This expertise enables Mr. O’Keefe to provide useful insights to management in connection with all of our portfolio companies, and especially with regard to media and communications investments. With his knowledge of the complex issues facing companies today and his understanding of what makes businesses work effectively and efficiently, Mr. O’Keefe provides a unique perspective to our board. Mr. O’Keefe’s background has enabled him to cultivate an enhanced understanding of operations and strategy with an added layer of risk management experience that is an important aspect of the composition of our board of directors.

Gavin Saitowitz(1)(2)(3)(4)	42	2009
Mr. Saitowitz is a Managing Member of Springbok Capital Management, LLC, a New York-based investment management firm, which provides management services to the Prelude Opportunity Fund, LP and related entities. Prior to co-founding Springbok Capital, from 2002 through 2004 Mr. Saitowitz served as an Investment Analyst at Highfields Capital Management LP, a Boston-based investment firm specializing in long-term capital appreciation. From 1998 to 2000, Mr. Saitowitz was an Analyst at Kohlberg Kravis Roberts & Co., a private equity firm. From 1996 to 1998, Mr. Saitowitz was an Analyst in the Investment Banking Division of Goldman, Sachs & Co. From 1994 to 1996, Mr. Saitowitz was a valuation consultant for Arthur Andersen LLP. Mr. Saitowitz received a B.S. from the University of Colorado, Boulder and an M.B.A. from Harvard Business School. Mr. Saitowitz’s term as a Class II director will expire in 2015.
Mr. Saitowitz, the chair of our nominating and corporate governance committee, has substantial experience analyzing and evaluating companies through his work as a valuation consultant, investment banker, private equity investor and hedge fund manager. Through his research knowledge and experience supervising the investment management process, including asset management, improving operations, the rollout of new products and the advancement of technology, Mr. Saitowitz brings valuable financial, operational and strategic expertise to our board. The breadth of his background and experience enables Mr. Saitowitz to provide unique insight into our strategic process and into the management of our investment portfolio.

Interested Director
Mr. Kennedy is an interested person, as defined in the 1940 Act, due to his position as an officer of MCG.
Name	Age	Director Since	Principal Occupation, Other Business Experience During the Past Five Years and Other Directorships
Keith Kennedy(4)	45	2014
Mr. Kennedy joined MCG in February 2012 as an Executive Vice President and Managing Director, served as our Chief Financial Officer and Treasurer beginning in May 2012, and became our President in March 2014 and our Chief Executive Officer in April 2014. From May 2011 to February 2012, Mr. Kennedy served as an Executive-in-Residence at Arlington Capital Partners. From October 2009 until he joined Arlington Capital, Mr. Kennedy pursued principal investing and, during this period, worked exclusively with Jay I. Kislak and J.I. Kislak, Inc. (March to September 2010) to pursue the acquisition of various private companies. From October 2002 to September 2009, Mr. Kennedy worked at GE Capital where he was a Managing Director and invested in over 40 healthcare transactions. Prior to GE, Mr. Kennedy served as a Manager, Transaction Services, at Ernst & Young LLP. Early in his career, Mr. Kennedy served as an Officer in the U.S. Air Force. Mr. Kennedy received his M.B.A. from The College of William & Mary and Bachelor of Science with High Distinction from Indiana University. Mr. Kennedy is a Chartered Financial Analyst and Certified Public Accountant. Mr. Kennedy’s term as a Class I director will expire in 2017.
Through his years of work in public accounting and in sourcing, leading and managing investments, Mr. Kennedy has developed expertise and skills that are relevant to understanding the risks and opportunities that MCG faces. Mr. Kennedy’s prior service to our Company as our Chief Financial Officer and President provides him with intimate knowledge of our Company and our investments, which is critical to implementing our strategic goals and evaluating our operational performance. His background in corporate finance, strategic planning and financial analysis, together with his prior investment and management experience, strengthens the Board’s collective qualifications and experience.

____________________

(1)	Member of the Audit Committee.

(2)	Member of the Compensation Committee.

(3)	Member of the Nominating and Corporate Governance Committee.

(4)	Member of the Investment and Valuation Committee.
No director or executive officer is related by blood, marriage or adoption to any other director or executive officer. No arrangements or understandings exist between any director or person nominated for election as a director and any other person pursuant to which such person is to be selected as a director or nominee for election as a director.
Board Committees
Our board of directors has established four standing committees - audit, compensation, nominating and corporate governance and investment and valuation. Our audit, compensation and nominating and corporate governance committees each operate under a charter that has been approved by our board of directors. Current copies of the audit, compensation and nominating and corporate governance committee charters are posted in the Corporate Governance section of our website located at www.mcgcapital.com. We are not including the information contained on our website as a part of, or incorporating it by reference into, this Form 10-K/A.
Our board of directors has determined that all of the members of each of the board of directors’ standing committees (except the investment and valuation committee) are independent as defined under the rules of the NASDAQ Stock Market, Inc. including, in the case of all members of the audit committee, the independence requirements contemplated by Rule 10A-3 under the Securities Exchange Act of 1934, as amended, or the Exchange Act.
Audit Committee
The audit committee currently consists of Kim D. Kelly, Richard W. Neu, Kenneth J. O’Keefe and Gavin Saitowitz, and during Fiscal 2014 consisted of Kim D. Kelly, Kenneth J. O’Keefe and Gavin Saitowitz. Ms. Kelly chaired the audit committee during Fiscal 2014 and continues to do so currently. The audit committee currently acts under a charter that was amended and restated in March 2014. The audit committee held twelve meetings in Fiscal 2014. It is anticipated that Mr. Neu, Ms. Kelly and Messrs. O’Keefe and Saitowitz, if re-elected to the board of directors by our stockholders, will continue to serve on the audit committee in 2015. No member of the audit committee is an “interested person” of the Company, as defined in Section 2(a)(19) of the 1940 Act. Our audit committee’s responsibilities include:

•	appointing, approving the compensation of, and assessing the independence of our independent registered public accounting firm;

•	overseeing the work of our independent registered public accounting firm, including through the receipt and consideration of certain reports from such firm;

•	reviewing and discussing with management our annual and quarterly financial statements and related disclosures;

•	monitoring our internal control over financial reporting and disclosure controls and procedures;

•	discussing our risk management policies and overseeing our management compliance and risk committee, as discussed below under the heading “Board of Directors Role in Risk Oversight”;

•	establishing policies regarding hiring employees from the independent registered public accounting firm and procedures for the receipt and retention of accounting related complaints and concerns;

•	meeting independently with our independent registered public accounting firm and management;

•	reviewing and approving or ratifying any related person transactions; and

•	preparing the audit committee report required by SEC rules.
Our board of directors has determined that each of Ms. Kelly, Mr. Neu and Mr. O’Keefe is an “audit committee financial expert” as defined by applicable SEC rules.
Compensation Committee
The compensation committee currently consists of Kenneth J. O’Keefe, Kim D. Kelly, Richard W. Neu and Gavin Saitowitz, and during Fiscal 2014 consisted of Kenneth J. O’Keefe, Kim D. Kelly and Gavin Saitowitz. Mr. O’Keefe chaired the compensation committee during Fiscal 2014 and continues to do so currently. The compensation committee currently acts under a charter that was amended and restated in March 2013. The compensation committee held seven meetings in Fiscal 2014. It is anticipated that Mr. Neu, Ms. Kelly and Messrs. O’Keefe and Saitowitz, if re-elected to the board of directors by our stockholders, will continue to serve on the compensation committee in 2015. No member of the compensation committee is an “interested person” of the Company, as defined in Section 2(a)(19) of the 1940 Act. Our compensation committee’s responsibilities include:

•	annually reviewing and approving corporate goals and objectives relevant to compensation of our chief executive officer;

•	determining the chief executive officer’s compensation;

•	reviewing and approving, or making recommendations to the board of directors with respect to, the compensation of our other executive officers;

•	overseeing an evaluation of our senior executives;

•	overseeing and administering our equity incentive plans;

•	reviewing and making recommendations to the board of directors with respect to director compensation;

•	reviewing and discussing annually with management our “Compensation Discussion and Analysis”; and

•	preparing the compensation committee report required by SEC rules.
Nominating and Corporate Governance Committee
Our nominating and corporate governance committee currently consists of Gavin Saitowitz, Kim D. Kelly, Richard W. Neu and Kenneth J. O’Keefe, and during Fiscal 2014 consisted of Gavin Saitowitz, Kim D. Kelly and Kenneth J. O’Keefe. Mr. Saitowitz chaired the nominating and corporate governance committee during Fiscal 2014 and continues to do so currently. The nominating and corporate governance committee currently acts under a charter that was amended and restated in March 2009. The nominating and corporate governance committee held seven meetings in Fiscal 2014. It is anticipated that Mr. Neu, Ms. Kelly and Messrs. O’Keefe and Saitowitz, if re-elected to the board of directors by our stockholders, will continue to serve on the nominating and corporate governance committee in 2015. No member of the nominating and corporate governance committee is an “interested person” of the Company, as defined in Section 2(a)(19) of the 1940 Act. Our nominating and corporate governance committee’s responsibilities include:

•	identifying individuals qualified to become board members;

•	recommending to the board of directors the persons to be nominated for election as directors and to each of the board’s committees;

•	reviewing and making recommendations to the board of directors with respect to management succession planning;

•	reviewing and assessing our code of business conduct and ethics;

•	developing and recommending to the board of directors corporate governance principles; and

•	overseeing an annual evaluation of the board of directors.
Investment and Valuation Committee
Our investment and valuation committee currently consists, and during Fiscal 2014 consisted, of Kim D. Kelly, Richard W. Neu, Gavin Saitowitz and Keith Kennedy. Mr. Neu chaired the investment and valuation committee during Fiscal 2014 and continues to do so currently. The investment and valuation committee approves certain significant investments, as determined, from time to time, by our board of directors, and establishes guidelines, and makes recommendations quarterly to our board of directors, regarding the valuation of our loans and investments. The investment and valuation committee held ten meetings in Fiscal 2014. It is anticipated that Messrs. Neu and Kennedy, Ms. Kelly and Mr. Saitowitz, if he is elected to the board of directors by our stockholders, will continue to serve on the investment and valuation committee in 2015.

Our Executive Officers
The following table sets forth the names, ages and positions of our current executive officers as of April 15, 2015:

Name	Age	Position	Held Position Since
Keith Kennedy	45	President and Chief Executive Officer	April 2014 (President March 2014; Executive Vice President, Managing Director, Chief Financial Officer and Treasurer May 2012; Executive Vice President and Managing Director February 2012)
Beverly Jane Alley(1)	52	Chief Financial Officer and Treasurer	August 2014 (Interim Chief Financial Officer March 2014; Controller April 2010; Director of Financial Accounting November 2004)
Tod K. Reichert(2)	53	Executive Vice President, General Counsel, Chief Compliance Officer and Corporate Secretary	March 2012 (General Counsel August 2011; Chief Securities and Governance Counsel May 2011; Senior Vice President, Chief Compliance Officer and Corporate Secretary June 2008)
____________________

(1)
Beverly Jane Alley joined MCG in November 2004 as Director of Financial Accounting, served as Controller beginning in April 2010, became our Interim Chief Financial Officer and Treasurer in March 2014 and our Chief Financial Officer in August 2014. Prior to joining us, Ms. Alley served as Manager of Corporate Accounting and Cost Accounting for Measurement Specialties, Inc. from February 2001 until November 2004. Prior to Measurement Specialties, from April 1999 to February 2001, Ms. Alley was the Manager of Accounting for Lucas Control Systems. Ms. Alley received her B.B.A. from the University of Oklahoma and an M.B.A. from Troy State University. Ms. Alley is a Certified Public Accountant.

(2)
Tod K. Reichert has been an Executive Vice President since March 2012, has served as our General Counsel since August 2011 and as our Chief Compliance Officer and Corporate Secretary since June 2008. Prior to joining us, from January 2001 to June 2008, Mr. Reichert served as counsel in the Corporate Practice Group at WilmerHale where he practiced general corporate and securities law, with an emphasis on public offerings, venture capital transactions and mergers and acquisitions for clients in various industries and sectors, including biotechnology, pharmaceutical, software, emerging technologies and financial services. Prior to joining WilmerHale, Mr. Reichert was associated with Buchanan Ingersoll from September 1997 to December 2000. Mr. Reichert received his J.D. from the Rutgers University School of Law - Newark and his B.F.A. from the University of North Carolina.

Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Exchange Act requires our directors, executive officers and the holders of more than 10% of our common stock to file with the SEC initial reports of ownership of our common stock and other equity securities on a Form 3 and reports of changes in such ownership on a Form 4 or Form 5. Officers, directors and 10% stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based solely on our review of copies of Section 16(a) reports furnished to us and representations made to us, we believe that during Fiscal 2014 our officers, directors and holders of more than 10% of our common stock complied with all applicable Section 16(a) filing requirements.
Director Nominations
There have been no material changes to the procedures by which stockholders may recommend nominees to our board of directors since those procedures were described in our proxy statement for our 2014 annual meeting of stockholders.
Code of Business Conduct and Ethics
We have adopted a written code of business conduct and ethics that applies to our directors, officers and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. We have posted a current copy of the code of business conduct and ethics on our website, which is located at www.mcgcapital.com. We are not including the information contained on our website as a part of, or incorporating it by reference into, this Form 10-K/A. In addition, we intend to post on our website all disclosures that are required by law or NASDAQ Global Select Market listing standards concerning any amendments to, or waivers from, any provision of the code.

ITEM 11.	EXECUTIVE COMPENSATION.
Compensation Discussion and Analysis
Introduction
The following compensation discussion and analysis includes our compensation philosophy, a description of our compensation program and the program’s objectives, the elements of compensation used to pay our executives and the compensation-related decisions made with respect to our Chief Executive Officer, or CEO, our Chief Financial Officer, or CFO, our other most highly compensated executive officer as of the end of Fiscal 2014 and two executive officers who departed prior to the end of Fiscal 2014 as set forth below:
Current Named Executive Officers:

•	Keith Kennedy, President and Chief Executive Officer;

•	Beverly Jane Alley, Chief Financial Officer and Treasurer; and

•	Tod K. Reichert, Executive Vice President, General Counsel, Chief Compliance Officer and Corporate Secretary.
Former Named Executive Officers:

•	B. Hagen Saville, former Chief Executive Officer (departed April 21, 2014); and

•	Ehssan Peter Malekian, former Executive Vice President and Managing Director (departed May 1, 2014).
These employees are referred to in this proxy statement as our “Named Executive Officers” or “NEOs” for Fiscal 2014. We have included detailed compensation information relating to these individuals in the Executive Compensation Tables below. As used in this “Compensation Discussion and Analysis” section, the term “Committee” or “Compensation Committee” means the Compensation Committee of the MCG board of directors.
Although the compensation discussion and analysis contained in this section is framed in terms of “our” (i.e., management’s) approach to compensation and also refers to actions taken by the Compensation Committee, it should be noted that our compensation program is a cooperative effort among management, the Compensation Committee and the full board of directors, and the Compensation Discussion and Analysis is a reflection of that cooperative effort.
Executive Summary
Market and Business Conditions; 2014 Company Performance
We continue to believe that current market conditions in our primary lending markets are consistent with a peak of a credit cycle. The current supply of debt capital exceeds the demand by issuers in our markets, resulting in lower pricing and weaker contractual protections. In our view, many issuers in the lower middle-market can currently obtain financing on pricing and terms comparable to larger companies. We compete with many types of investors for the portfolio companies in which we invest, including public and private funds, including other BDCs, commercial and investment banks, commercial financing companies and, to the extent they provide an alternative form of financing, private equity funds or hedge funds. As a result of these entrants, competition for investment opportunities has intensified in recent years and may intensify further in the future. A majority of our competitors are substantially larger and have considerably greater financial, technical and marketing resources than we do. Some may also have a lower cost of funds and access to funding sources that are not available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments that may lead to additional market share and a competitive advantage over us.
In response to these market conditions and competitive circumstances, we successfully monetized investments, some of which were challenging, into a liquid market, improving the quality of our assets and our cash position and resulting in a stronger balance sheet. We also elected to use excess cash to repay all of our outstanding debt and to repurchase our stock in the open market, including a modified “Dutch Auction” tender offer that closed in December 2014. As a result of these capital allocation decisions, we meaningfully reduced the size of our balance sheet and our net earning assets. Though we continue to take steps to rationalize our cost infrastructure and to strengthen our balance sheet, our primary asset is unencumbered cash and we do not have sufficient net earning assets to generate positive net operating income at this time.
Given the market dynamics, as detailed below, during 2014 we remained focused on the following: exiting standalone equity investments, debt investments with significant minority equity ownership positions and our remaining control investments; improving the credit quality of our portfolio; reducing leverage; repurchasing shares of common stock; reducing operating costs and simplifying our operations.
Originations and Advances - We made $10.0 million in originations and advances to new and existing portfolio companies.
Loan Monetizations - We received $265.4 million in loan payoffs and amortization payments.

Equity Monetizations and Realizations - We received $16.7 million in proceeds from the sale of equity investments, principally the sale of securities in each of Accurate Group Holdings, Inc., C7 Data Centers, Inc., G&L Investment Holdings, LLC, Golden Knight II CLO, Ltd. and IDOC, LLC. With the exception of the publicly listed minority equity investment in Broadview Networks Holdings, Inc., in which we have a built-in capital tax loss of approximately $93 million, during the year ended December 31, 2014 we exited substantially all of our equity positions.
Loans on Non-Accrual - As of December 31, 2014, we had no loans on non-accrual, at cost or fair value.
Reduced Leverage - As of December 31, 2014, we had no borrowings. During the twelve month period ended December 31, 2014, we: (i) terminated our MCG Commercial Loan Trust 2006-1; (ii) terminated our unsecured revolving credit facility with Bank of America, N.A. in the principal amount of $20.0 million; (iii) prepaid in full the $150 million of SBIC debentures owed to the United States Small Business Administration by Solutions Capital I, L.P.; and (iv) sold the remaining participating interest in our secured financing.
Open-Market Purchases of Our Common Stock - We repurchased 32,186,556 shares of our common stock at a weighted average purchase price $3.73, including 4,859,744 shares purchased on December 10, 2014 in a modified “Dutch Auction” tender offer at $3.75 per share. In January 2015, we repurchased 1,061,075 shares of our common stock at a weighted average purchase price of $3.93.
Dividends - We declared and paid $0.25 per share in dividends.
2014 Compensation Decisions
The following highlights the Committee’s key compensation decisions for 2014, as reported in the Summary Compensation Table, and which are discussed in greater detail elsewhere in this Compensation Discussion and Analysis.
Given the conditions in our primary lending markets and the mandate from our board of directors to execute on objectives that would fortify our investment portfolio and strengthen our balance sheet, the Committee recognized the importance of management stability during this period, establishing a compensation program that it believed would help retain key Company’s executives and reward them for successfully managing the Company through this period. At the same time, the Committee expected our team to focus on simplifying our operating profile and reducing our cost structure, while reinforcing the prudent management of our assets and avoiding excessive risk-taking during this process. Consistent with that strategy, the Committee and our board of director’s compensation decisions were aimed at transitioning certain management team members and retaining other key executives and employees whom management and the board identified as being important to the Company’s articulated strategy, on-going operations and transition plans.
Strategic Company 2014 objectives for our NEOs included monetizing certain assets, improving asset quality, generating cash flows from operations, exiting the Company’s education-oriented and other at-risk investments, selling minority equity positions and converting restricted and securitized cash into unencumbered cash. In addition, our NEOs were tasked with opportunistically repurchasing our stock at price levels that were accretive, deleveraging our balance sheet, further lowering our costs and maintaining a strong compliance culture.
When the Committee and board of directors reviewed the performance of our NEOs in early 2015, they noted the following:
Monetizations - Our team had monetized $282.1 million of investments during 2014, $134.6 million of which occurred in Solutions Capital I, L.P., our subsidiary that was previously licensed by the SBA to operate as a small business investment company, and $147.5 million of which occurred at MCG. We monetized 27 investments (out of 34 investments at the end of Fiscal 2013) and generated $269.2 million in principal collections related to investment repayments or sales.
Improved Investment Quality - While maintaining a 12% yield on the loan portfolio, we eliminated non-accrual loans at cost and fair value, improved the mix of senior secured loans from 55% to 64% of the loan book, reduced subordinated loans from 45% to 36% of the loan book and reduced the leverage so that all loans were at or below 4.0x leverage at the end of Fiscal 2014. Additionally, at December 31, 2014 all loans were in covenant compliance.
Cash Flow From Operations - Our team generated $280.0 million in cash flow from operations, principally from monetizations and collections of interest receivable and accrued payment-in-kind interest and dividends. Cash flow from operations during Fiscal 2014 represented 75% of our non-cash assets at December 31, 2013, or $374.6 million. This cash provided the resources necessary to repurchase our stock and to deleverage our balance sheet.
Strategic Exit of Education Investments - During the quarter ended June 30, 2014, due to operational and regulatory challenges facing the for-profit education sector and certain of our portfolio companies, we exited our investments in all four of our education portfolio companies, which represented 13% of our total portfolio at March 31, 2014. We exited three of these investments at a realized IRR of approximately 6.4%-13.4% and one at a significant loss, which represented the majority of our net realized losses in 2014. We believe we avoided material degradation in investment values by exiting these investments in the second quarter of 2014.

Strategic Exit of At-Risk Investments - Upon a change in leadership, our team reviewed our portfolio and presented the board of directors with an operational assessment of our investment portfolio, including a range of variables that could impact valuation and potentially degrade our NAV over time. Significant resources and attention were allocated to resolving these positions and, by year end, the team either exited or managed down our exposure in each name, materially reducing our enterprise risk.
Sale of Minority Equity Positions - During the quarter ended December 31, 2014, we successfully sold four minority equity investments for a net realized gain.
Converted Substantially all of Restricted and Securitized Cash into Unencumbered Cash - We monetized sufficient assets in our restricted and securitized vehicles necessary to fully repay debt and to terminate these secured facilities. We reduced cash held in restricted accounts from approximately 9% of total assets to less than 1% of total assets.
Repurchase Our Stock at Attractive Prices - For the twelve month period ended December 31, 2014, we repurchased 32,186,556 shares of our common stock at a weighted average purchase price of $3.73. Using free cash flow, we repurchased $120.0 million of stock at a 20% discount to our ending NAV of $4.69. These repurchases represented 46% of our outstanding stock as of December 31, 2014. Our stock repurchase program resulted in $0.56 in accretion to our NAV, which is a 12% return on our December 31, 2014 NAV.
Deleverage Balance Sheet - As of December 31, 2014 we had no borrowings. During the year, we repaid $175 million of debt, thereby eliminating potential risk to our stockholders through the use of leverage.
Lower Controllable Costs - We reduced our total assets by 64% in 2014 from $514 million to $184 million. In addition to the compliance burden associated with such a decrease, management aligned our operating costs with the reduced size of our balance sheet. We reduced our full time employee base from 15 to 6 employees and reduced our salaries and benefits from approximately $1.0 million per quarter to $400,000 per quarter, a 60% reduction. Throughout 2014, we took additional steps to reduce our selling, general, & administrative expenses, which are now predominately fixed.
Maintained Strong Culture of Compliance - The management team engaged in ongoing compliance oversight activities throughout the year in order to identify potential new risks that might develop within the business, test ongoing activities of responsible managers within their business areas and train employees on ongoing questions. In that regard, among other things, the team transitioned from the 1992 COSO Framework to the 2013 Framework, maintained the integrity and documentation of disclosure controls and procedures with a lean cross-functional team, managed complex litigation and ensured that the legal compliance and corporate risk assessment processes were fully engaged.
Based on the Company objectives and results discussed above, the Committee took the following key compensation actions in connection with our 2014 compensation program:

•
given the increased responsibility of each of the current NEOs in connection with their promotions and our organizational restructuring and our desire to retain talented executives who are important to the execution of the Company’s strategic business plan and who can drive business performance, increased the base salaries of our current NEOs;

•	made no equity awards to any employees; and

•
in the spirit of a pay-for-performance structure, made the entire bonus construct discretionary based upon the Solutions Capital GP, LLC Incentive Compensation Program and an evaluation of Company performance after year-end, allocating up to 50% of total target compensation as “at-risk” compensation for the Named Executive Officers during 2014.

2014 Compensation Policies and Governance
The changes that were made to our compensation program build upon the Company’s compensation governance framework and our overall compensation philosophy, which are demonstrated by:

•	the adoption of an annual stockholder advisory vote on executive compensation to be responsive to the stockholder preference for annual advisory votes;

•
our policy that prohibits our directors and employees, from: (i) effecting any short sales of our securities or purchases or sales of puts, calls or other derivative securities, involving our securities; (ii) undertaking hedging or monetization transactions involving our securities that could be accomplished through a number of possible mechanisms, including through the use of financial instruments such as prepaid variable forwards, equity swaps, collars and exchange funds; and (iii) purchasing our securities on margin, borrowing against our securities held in a margin account, or pledging our securities as collateral for a loan;

•	the adoption of mandatory stock ownership guidelines for our CEO and members of our board of directors;

•
our policy on recoupment of incentive compensation (clawback policy) that maximizes the ability of the Company to recoup compensation obtained through actions of fraud, dishonesty, recklessness or other intentional misconduct on the part of management that caused or substantially caused the need for a material restatement of our financial results. Based on the Committee’s recommendation, our recoupment policy applies to the Company’s President and Chief Executive Officer, Chief Financial Officer, Executive Vice President and General Counsel and each Managing Director of the Company; and

•	our strong risk management program, which includes the Committee’s ongoing significant oversight and evaluation of the relationship between our compensation programs and risk.
We encourage you to read this Compensation Discussion and Analysis section for a detailed discussion and analysis of our executive compensation program, including information about the Fiscal 2014 compensation of our Named Executive Officers.
Philosophy and Objectives of Our Executive Compensation Program
Our executive compensation philosophy, which is determined by the Committee and approved by our board of directors, is designed to motivate and reward employees for performance that will result in strong financial results and create long-term value for our stockholders. In that regard, MCG’s compensation programs are structured to:

•	focus management behavior and decision-making on goals that are consistent with the overall strategy of the business;

•	avoid incentivizing excessive risk taking;

•	retain our management team and other employees with the skills critical to MCG’s success; and

•	align the interests of management with those of our stockholders.
In the last four years, we held annual advisory votes to approve named executive officer compensation, commonly known as “Say on Pay.” Approximately 96%, 88%, 93% and 88% of the votes cast voted in favor of our executive compensation as disclosed in our 2011, 2012, 2013 and 2014 proxy statements, respectively. Although these votes represent positive support for the named executive officer compensation, we continue to review our compensation program such that it recognizes the new business environment in which MCG operates and is designed to control costs, be transparent and enable employees to make informed decisions.
In the spirit of a pay-for-performance structure, the Committee believes that as employees achieve greater levels of responsibility in the organization, an increasing percentage of their target total direct compensation should be based upon our future performance. If earned, incentive compensation, which in 2014 consisted of discretionary bonus awards, should make up a significant portion of our Named Executive Officers’ total compensation. The Committee believes that incentive compensation, which comprised 50% of total target compensation for the Named Executive Officers during 2014, was appropriate because:

•	our Named Executive Officers are in positions to affect our corporate performance, and, therefore, should bear high levels of responsibility for such performance;

•	incentive compensation is more variable than base salary and dependent upon our performance;

•	variable compensation helps ensure focus on the goals that are aligned with our overall strategy; and

•
the interests of our Named Executive Officers will be closely aligned with those of our stockholders by making a majority of the NEOs’ target compensation contingent upon results that are beneficial to our stockholders.

The following table shows the allocation of total target compensation for Fiscal 2014 among the individual components of base salary and short-term incentives. The percentage set forth in the far right column below is calculated by dividing (i) the at risk compensation amount by (ii) the target total direct compensation, which includes the at risk compensation amount plus Fiscal 2014 base salary.

Name	2014 Base Salary ($)	At Risk Compensation	At Risk Compensation (as a % of Target Total Direct Compensation)
		Target Annual Cash Bonus ($)
Keith Kennedy President and Chief Executive Officer	525,000	525,000	50%
Beverly Jane Alley Chief Financial Officer and Treasurer	250,000	250,000	50%
Tod K. Reichert Executive Vice President, General Counsel, Chief Compliance Officer and Corporate Secretary	425,000	425,000	50%
Determining Executive Compensation (Roles and Process)
Utilizing the foregoing philosophy, our Compensation Committee determines the parameters of the executive compensation program and administers our executive compensation program. This section discusses, in greater detail, the roles and processes underlying the application of our executive compensation philosophy.

Role of CEO in Compensation Decisions
The CEO’s role in the compensation process typically begins with the establishment of proposed corporate and business performance objectives against which cash bonus awards will be measured. In the case of our 2013 Annual Incentive Cash Bonus Plan, our CEO, together with our executive team, discussed and formulated for consideration by the Compensation Committee the Company’s annual corporate and business goals. The Compensation Committee reviewed and refined the goals, finalizing them at their discretion, and recommended them for approval by our board of directors. In 2014, however, there were no established financial metrics and key strategic performance goals with our board of directors and management focusing on monetizing equity and debt investments, improving the credit quality of the portfolio, reducing leverage and repurchasing shares of our common stock at accretive levels. At year-end, the CEO’s role in the compensation process continues with his review of our Named Executive Officers. The CEO presents to the Compensation Committee a detailed list of the Company’s achievements and comprehensive recommendations related to proposed salary increases, if any, together with annual cash bonus awards for each of our Named Executive Officers. These recommendations are reviewed, and ultimately approved, by our Compensation Committee and our board of directors.
At the request of the Compensation Committee, our CEO attends all or portions of meetings of the Compensation Committee, but does not attend portions of any meeting in which the Compensation Committee discusses his compensation or performance. In addition, our Compensation Committee reviews the recommendations from our CEO and compares them to executive compensation trends among financial services companies, including the overall blend of salary, bonus and equity compensation within such group and his recommendations pertaining to our executive compensation program.
Role of the Compensation Committee
Our Compensation Committee recognizes the importance of maintaining sound principles for the development and administration of our compensation program which is intended to strengthen the link between executive pay and performance. The Compensation Committee, in accordance with its written charter, oversees all aspects of our director, officer and other executive compensation policies. Based on the process described in “Role of CEO in Compensation Decisions,” the CEO makes a recommendation to the Compensation Committee with respect to each Named Executive Officer’s compensation, other than his own. After careful deliberation, and revision if it deems appropriate, the Compensation Committee makes formal recommendations to our board of directors regarding the compensation of each of these Named Executive Officers. The Compensation Committee also evaluates the CEO’s performance and determines the CEO’s compensation utilizing input from our board of directors.
Role of Compensation Consultant
The Compensation Committee did not retain an independent compensation consultant during 2014. We expect that from time to time our Compensation Committee will engage one or more consultants to provide advice and resources.
Elements of Compensation and 2014 Compensation Decisions
Our compensation philosophy is reflected in the following elements of the Named Executive Officers’ 2014 compensation program:
Direct Compensation Elements:

•	Fixed: base salary; and

•	Variable: potential short- and long-term incentives as described below.
Indirect Compensation Elements:

•	other benefits, such as health, dental, disability and life insurance; and

•	severance and change of control payments.
Direct Compensation Elements:
Base Salary
Base salaries are established for our Named Executive Officers at levels that are intended to reflect the scope of each Named Executive Officer’s industry experience, knowledge and qualifications, salary levels in effect for comparable positions within peer companies in our industry and internal comparability considerations. We believe that base salaries are a fundamental element of our executive compensation program. Base salaries are reviewed at least annually by our Compensation Committee and are adjusted from time to time to ensure that our executive compensation structure remains aligned with our compensation objectives.
When considering an adjustment to a senior executive’s base salary, the Compensation Committee evaluates the senior executive’s level of responsibility and experience, as well as our performance. The Compensation Committee also considers the senior executive’s success in achieving business results, demonstrating leadership and promoting our keys to success. We believe the Company’s keys to success are (i) people contributing at their full potential, (ii) being cost efficient and (iii) employing our resources effectively.

The Compensation Committee does not rely solely on predetermined formulas or a limited set of criteria when it evaluates the performance of the senior executives and typically adjusts base salaries for senior executives when:

•	their current compensation significantly deviates from market data;

•	recognizing outstanding individual performance; or

•	acknowledging an increase in responsibility.
In connection with the promotion of Keith Kennedy to President and Chief Executive Officer on April 21, 2014, Mr. Kennedy’s annual base salary was increased to $525,000. Mr. Reichert’s base salary was increased to $425,000 on April 21, 2014. In addition, in connection with the promotion of Beverly Jane Alley to Interim Chief Financial Officer and Treasurer, Ms. Alley’s annual base salary was increased to $250,000.
Short-Term Incentives
Discretionary Bonuses
The Compensation Committee has the authority to award annual bonuses to executive officers on a discretionary basis. The Committee typically awards discretionary bonuses for undertaking additional duties, accomplishing specific projects or achieving specific benefits for us, such as special efforts in connection with a transaction, the disposition on favorable terms of corporate assets and special efforts in connection with corporate initiatives. The Committee may also award discretionary bonuses based on other factors.
In the past, our Annual Incentive Cash Bonus Plan provided that our Named Executive Officers could earn more or less than their target bonus opportunities if actual performance fell within certain ranges just above or below the targeted performance. For example, in past years, the program provided the Named Executive Officers with the opportunity to earn up to 110% of their target percentage for performance at the highest performance level of each component and 50% of their target percentage for performance at the minimum or threshold level of performance for each component, below which level no bonus could be earned. Thus, for each Named Executive Officer, the bonus amount paid could increase or decrease proportionately in accordance with performance against our performance measures.
In light of the corporate objectives for 2014, the Committee did not believe it would be appropriate or meaningful to set financial metrics and strategic performance goals for 2014 under an Annual Incentive Cash Bonus Plan. Although no specific individual performance objectives were set for 2014, in February 2015, the Committee reviewed the individual performance of our Named Executive Officers, specifically noting their excellent performance in their areas of responsibility, including positioning the Company for a potential strategic transaction. The Committee therefore approved payment of discretionary bonuses to each of Messrs. Kennedy and Reichert of $216,667 and $116,667, respectively, resulting in an aggregate bonus payment equal to their respective target bonus opportunities when added to the amounts earned by each of Messrs. Kennedy and Reichert under the Solutions Capital GP, LLC Incentive Compensation Program in 2014. These bonus amounts are included in the Bonus column of the Summary Compensation Table.
Solutions Capital G.P., LLC Incentive Compensation Program
Solutions Capital G.P., LLC, or Solutions GP, is a wholly-owned subsidiary of MCG and 1% owner of Solutions Capital I, L.P., our subsidiary that was previously licensed by the SBA to operate as a small business investment company, or SBIC, under the Small Business Investment Act of 1958, as amended. The Named Executive Officers who served on the board of managers of Solutions GP, participated in the Solutions Capital GP, LLC Incentive Compensation Program, or Incentive Program, which was approved as part of the licensure process of Solutions Capital I, L.P. with the SBA. The purpose of the Incentive Program was to appropriately incentivize and economically motivate such individuals to provide meaningful assistance to Solutions GP in connection with the successful management, operation and oversight of Solutions Capital I, L.P. Each year, the Incentive Program could yield a bonus pool based on “success fees” that are derived from SBIC investment exit transactions. The criterion for success is an internal rate of return on an investment of greater than 7% and any success fee was based on the original size of the investment, as follows: (i) less than $3.0 million = $100,000; (ii) between $3.0 million and $5.0 million = $150,000; and (iii) above $5.0 million = $200,000. If qualifying SBIC investment exit transactions occurred in any given year, as mandated under the Solutions GP documentation with the SBA, the pool was then allocated 50% to the individuals who served on the board of managers of Solutions GP and 50% to other staff who worked on SBIC matters. In March 2015, Ms. Alley and Messrs. Kennedy and Reichert received bonuses of $250,000, $308,333 and $308,333, respectively, for SBIC performance under the Incentive Program.
Long-Term Incentives
Equity Awards
Compensation for employees, including executive officers, also includes awards of restricted stock. We believe that the particular characteristics of our business, our dependence on key personnel to conduct our business effectively and the highly competitive environment in which we operate require the use of equity-based compensation for our personnel.

Relative to other forms of equity-based compensation, we believe restricted stock allows us to:

•	align our business plan, stockholder interests and employee concerns;

•	manage dilution associated with equity-based compensation; and

•	match the return expectations of the business more closely with our equity-based compensation plan.
We believe restricted stock motivates performance that is more consistent with the type of return expectations that we have established for our stockholders. Shares of restricted stock that are subject to forfeiture provisions provide meaningful rewards over time to employees.
Annual performance awards have historically been made pursuant to a pre-set range approved by our board of directors and set forth on a matrix that is generally intended to reflect the level of the employee’s position with us as well as an individual’s performance relative to his or her goals and other employees at the same performance and position level. These restricted stock awards have typically been made annually in conjunction with the review of individual performance. Forfeiture restrictions governing performance awards have typically lapsed quarterly over a four-year period.
During 2013 and 2014, no restricted stock awards were made to the Named Executive Officers.
We provide long-term incentive compensation to our NEOs and other employees through the 2006 Employee Restricted Stock Plan. As a BDC, we must comply with the requirements of the 1940 Act, which imposes certain requirements on the structure of our compensation programs, including limitations on our ability to issue equity-based compensation to our employees and directors. Our stockholders approved the 2006 Employee Restricted Stock Plan at our 2006 Annual Meeting and amendments to such plan at our 2008 Annual Meeting and our 2010 Annual Meeting. In May 2010, our stockholders approved an amendment to the 2006 Employee Restricted Stock Plan, to increase the maximum aggregate number of shares of our common stock available for issuance thereunder from 3,500,000 to 6,050,000 shares. On April 4, 2006, the SEC granted us an order authorizing the issuance of restricted stock to our employees. Awards under the 2006 Employee Restricted Stock Plan will comply with all aspects of the SEC’s order, including the following:

•	no one person may be granted awards totaling more than 25% of the shares available;

•	in any fiscal year, no person may be granted awards in excess of 500,000 shares of our common stock; and

•
the total number of shares that may be outstanding as restricted shares under all of our compensation plans may not exceed 10% of the total number of our shares of common stock authorized and outstanding at any time. At December 31, 2014, there were 1,426,811 shares of our common stock available for issuance under the 2006 Employee Restricted Stock Plan; however, no shares of restricted stock could be issued under the 2006 Employee Restricted Stock Plan because the 10% threshold set forth in the SEC’s order had been reached due to shares we repurchased under our stock repurchase program.

The restricted stock awarded under the 2006 Employee Restricted Stock Plan is subject to restrictions on transferability and other restrictions as required by the Compensation Committee from time to time. Except to the extent restricted under the terms of the 2006 Employee Restricted Stock Plan, a participant granted an award will have all the rights of any other stockholder, including the right to vote the restricted stock and the right to receive dividends. During the restriction period prior to the lapse of applicable forfeiture provisions, the restricted stock generally may not be sold, transferred, pledged, hypothecated, margined or otherwise encumbered by the participant. Except as our board of directors or the Compensation Committee otherwise determines or unless otherwise specified in an employee’s agreement with us, if we terminate a 2006 Employee Restricted Stock Plan participant’s employment during the restriction period, he or she will forfeit any restricted stock for which forfeiture provisions had not yet lapsed as of the date terminated.
Our board of directors may modify, revise or terminate the 2006 Employee Restricted Stock Plan at any time and from time to time, subject to the terms of:

•	the SEC’s order;

•	our certificate of incorporation and bylaws; and

•	applicable law.
Our board of directors will seek stockholder approval of any action modifying a provision of the 2006 Employee Restricted Stock Plan when it determines that such stockholder approval is required under the provisions of applicable law, our certificate of incorporation or bylaws, or the SEC order.
Timing of Restricted Stock Awards
We will not time or select the dates of any stock award in coordination with our release of material non-public information, nor will we have any program, plan or practice to do so.

Indirect Compensation Elements:
We maintain broad-based benefits that are provided or offered to eligible employees, including comprehensive medical, dental and vision insurance, group term life insurance, business travel accident insurance, long term disability insurance, health savings accounts and a 401(k) plan. Our Named Executive Officers are eligible to participate in all of our employee benefit plans, in each case on the same basis as other employees. Each program is described in more detail below:
Medical Insurance
We offer to all Named Executive Officers, their spouses, domestic partners and children, health, dental and vision insurance coverage that we make available to our other employees. We pay a portion of the premiums for health and dental insurance.
Life, Disability and Other Insurance
We provide each Named Executive Officer group term life insurance, business travel accident insurance and long term disability insurance that we make available to our other employees. We pay a portion of the premiums for this insurance for all employees, except those for long term disability insurance, which are paid in full by our employees.
Defined Contribution Plan
We offer a Section 401(k) Savings/Retirement Plan, or the 401(k) Plan, a tax-qualified retirement plan, to eligible employees. The 401(k) Plan permits eligible employees to defer between 1% and 60% of their annual eligible compensation, subject to certain limitations imposed by the Internal Revenue Code. The employees’ elective deferrals are immediately vested and non-forfeitable in the 401(k) Plan. In any plan year, we will contribute to each participant who is considered a non-highly compensated employee under the Internal Revenue Code, a matching contribution equal to 100% of the first 3% and 50% of the next 2% of the participant’s compensation that he or she has contributed to the plan. Company contributions to participants who are considered highly compensated employees under the Internal Revenue Code equal 100% of 3% of the participant’s compensation that he or she has contributed to the plan. Company contributions to non-highly compensated employees vest immediately and contributions to highly compensated employees vest annually on a straight line basis over the employee’s first five years of employment. All of our Named Executive Officers participated in the 401(k) Plan during Fiscal 2014 and received some matching Company contribution.
Non-Qualified Deferred Compensation Plan
We formerly maintained a non-qualified deferred compensation plan that allowed eligible employees classified as a principal, managing director, senior vice president, executive vice president, president or chief executive officer, to defer payment of up to 50% of their base salary and up to 100% of cash bonus into an interest-bearing account. Interest was compounded quarterly at our cost of funds rate plus 200 basis points. No employer contributions were provided. In November 2011, our board of directors approved the termination of the deferred compensation plan effective as of December 1, 2011. The final balances under the deferred compensation plan were paid out during 2012.
Other
We make available certain other perquisites or fringe benefits to all eligible employees, including the Named Executive Officers, such as parking fees, transit fees and professional society dues.
MCG Recoupment Policy of Incentive Compensation (Clawback Policy)
The Committee supports governance and compliance practices that are transparent and protect the interests of the Company’s stockholders. To strengthen the Company’s practices in these areas, the Company has adopted a policy on the recoupment of incentive compensation in the event of a material restatement of financial results. The recoupment policy requires our board of directors to review any annual cash and equity-based awards, performance-based compensation and other forms of cash or equity compensation made under the 2006 Employee Restricted Stock Plan, as may be amended from time to time, or any other incentive compensation plan of the Company, (excluding time-based awards of restricted stock), made to a Senior Officer after January 1, 2011 and that was provided to any Senior Officer on the basis of the Company having met or exceeded specific performance targets during a performance period that is subject to a material restatement of Company financial results. If:

(1)
the payment was predicated upon achieving certain financial results that were subsequently the subject of a material restatement of Company financial statements filed with the Securities and Exchange Commission;

(2)
the board determines the Senior Officer engaged in the willful commission of an act of fraud, dishonesty, recklessness or other intentional misconduct that caused or substantially caused the need for the material restatement; and

(3)
a lower payment would have been made to the Senior Officer based upon the restated financial results, then our board of directors is required, to the extent practicable, to seek to recover for the benefit of the Company the portion of such compensation that would not have been earned had the incentive compensation been based on the restated financial results.

For purposes of this policy, the term “Senior Officer” means the Company’s President and Chief Executive Officer, Chief Financial Officer, Executive Vice President and General Counsel and each Managing Director of the Company.
Commitment Not to Enter into any Future Gross-Up Agreements, with Limited Exceptions
On March 31, 2010, our board of directors adopted the following policy concerning “gross ups” for excise taxes payable by executives: the Company shall not enter into future agreements with its employees that, in the event of a change of control, obligate the Company to provide for excise tax “gross ups” (i.e., if the executive receives payments in the event of a change in control and such payments become subject to excise tax under Section 4999 of the Internal Revenue Code, then the executive will be entitled to receive a payment in an amount equal to the excise tax imposed upon such payment(s)); however, in unusual circumstances where the board believes that accommodations have to be made to recruit a new executive to the Company, limited reimbursement for taxes payable may be included in executives’ contracts, provided that the excise tax “gross ups” will be limited to payments triggered by both a change in control and a termination of employment and will be subject to a three-year sunset provision.
Minimum Stock Ownership Requirements of Chief Executive Officer and Board of Directors
To further align the interests of the chief executive officer and members of our board of directors with Company stockholders, our board of directors has established minimum stock ownership guidelines under which:

•	the chief executive officer is required to own Company stock equal in value to three times his or her annual salary; and

•	each member of the board of directors is required to own Company stock equal in value to three times his or her annual retainer.
The Committee develops and reviews from time to time the stock ownership guidelines set forth above and recommends any changes for approval by our board of directors. With the exception of our chief executive officer and the members of our board of directors, there are no minimum stock ownership guidelines for our other Named Executive Officers or employees, although our senior management team members are encouraged and expected to have a significant direct interest in the value of our common stock through open market purchases and/or receipt of equity awards. We have given our chief executive officer and our board members a period of five years and three years, respectively, to meet or exceed the established minimum stock ownership guidelines.
Hedging and Pledging Policies; Prohibition on Speculation in MCG Stock
Our insider trading policy prohibits:

•	any short sales of our securities or purchases or sales of puts, calls or other derivative securities involving our securities;

•
hedging or monetization transactions involving our securities that may be accomplished through a number of possible mechanisms, including through the use of financial instruments such as prepaid variable forwards, equity swaps, collars and exchange funds; and

•	purchasing our securities on margin, borrowing against our securities held in a margin account, or pledging our securities as collateral for a loan.
Oversight of Employee and Board Equity Ownership
Trading in our securities by our employees and members of the board of directors and their respective immediate family members who reside with the employee or board member, as applicable, and whose transactions are subject to the employee’s or board member’s influence or control, is limited to open window trading periods designated by the chief compliance officer. In addition, all transactions by any employee or members of the board of directors involving Company securities must be pre-cleared by the chief compliance officer.
Internal Equity Considerations
In making compensation decisions, the Committee seeks to promote teamwork and high morale among the Named Executive Officers that comprise our senior management team. While the Committee does not use any quantitative formula or multiple for comparing or establishing compensation for the senior management team, it is mindful of internal pay equity considerations, and assesses the relationship of the compensation of each executive to other members of the senior management team.
Severance and Change of Control Benefits
Pursuant to severance agreements we entered into with Messrs. Kennedy and Reichert, these Named Executive Officers are entitled to certain benefits in the event of the termination of their employment under specified circumstances, including termination without cause and for good reason and following a change of control of MCG. We have no agreement in place with

Ms. Alley; however, under the MCG Capital Corporation 2011 Severance Pay Plan, if the employment of Ms. Alley is terminated by us other than for cause, or if Ms. Alley terminates her employment with us for good reason, Ms. Alley would be eligible for continuing separation pay, healthcare continuation benefits and lapsing of forfeiture provisions with respect to shares of restricted stock (based on years of service with MCG).
In connection with the departure of Mr. Saville on April 21, 2014, we entered into a letter agreement with Mr. Saville setting forth the terms of his separation from the Company in accordance with his pre-existing agreement with us. In connection with the departure of Ehssan Peter Malekian on May 1, 2014, we entered into a letter agreement with Mr. Malekian setting forth the terms of his separation from the Company in accordance with the MCG Capital Corporation 2011 Severance Pay Plan.
We believe that severance protections, particularly in the context of a change of control transaction, can play a valuable role in attracting and retaining executive officers, are an important part of an executive’s compensation and are consistent with competitive practices. Accordingly, we provide such protections for our Named Executive Officers. We believe that the occurrence, or potential occurrence, of a change of control will create uncertainty regarding the continued employment of our Named Executive Officers. This uncertainty results from the fact that many change of control transactions result in significant organizational changes, particularly at the senior executive level. We have provided more detailed information about these benefits, along with estimates of their value under various circumstances, under the captions “ - Employment, Severance and Change of Control Arrangements” and “ - Potential Termination and Change of Control Payments for Ms. Alley and Messrs. Kennedy, Reichert, Saville and Malekian” below.
2011 Severance Pay Plan
On August 1, 2011, our board of directors approved the MCG Capital Corporation 2011 Severance Pay Plan, or the 2011 Severance Plan, which commits the Company to provide MCG employees (who are not otherwise a party to an employment letter or agreement) with certain benefits under defined events of termination of employment. Specifically, the plan provides that in the event the Company terminates an eligible employee’s employment without cause or the employee resigns for good reason, the employee will be eligible for three, six or nine months of continuing separation pay, healthcare continuation benefits and lapsing of forfeiture provisions with respect to shares of restricted stock (based on years of service with MCG).
The 2011 Severance Plan also provides that in the event of an eligible employee’s death, the employee’s beneficiaries would be paid the total amount of the eligible employee’s separation pay in a lump sum on the 60th day following the eligible employee’s death. In the event of an eligible employee’s voluntary resignation other than for good reason, the eligible employee would receive a payment equal to four weeks base salary if the employee provides the Company at least 30 days’ advance notice of his/her separation date. All payments made by the Company under the 2011 Severance Plan are subject to the eligible employee or the employee’s beneficiary signing a release of claims against the Company.
Tax and Accounting Considerations
It is generally our policy to qualify compensation paid to executive officers for deductibility under Section 162(m) of the Internal Revenue Code. Section 162(m) generally prohibits us from deducting the compensation of certain executive officers that exceeds $1,000,000 unless that compensation is based on the satisfaction of objective performance goals. Although we generally are not subject to corporate income taxes, because we have elected to be taxed as a regulated investment company under Subchapter M of the Internal Revenue Code, Section 162(m) impacts the calculation of taxable income, 90% of which we are required to distribute through dividends. Generally, however, we do not believe Section 162(m) deductibility has a material impact on stockholder value. The Compensation Committee will try to preserve the deductibility of compensation, to the extent reasonably practicable and to the extent consistent with its other compensation objectives, but in some cases may make performance-based awards not exempt from these limits where such awards are appropriate and will not have a material impact on stockholder value.
We account for equity compensation paid to our employees under the rules of ASC 718, which requires us to measure and recognize compensation expense in our financial statements for all share-based payments based upon an estimate of their fair value over the service period of the award. We record cash compensation as an expense at the time the obligation is accrued.
Non-Employee Director Compensation
Non-employee director compensation is set by our board of directors at the recommendation of the Compensation Committee. In developing its recommendations, the Compensation Committee was guided by the following goals: compensation should fairly pay directors for work required in a company of our size and scope; and the structure of the compensation should be simple, transparent and easy for stockholders to understand. Our board of directors determined that during 2014 each non-employee director should receive an annual retainer with no additional amounts paid to the non-employee chairman of the board, committee chairs or members. Our board of directors also approved reimbursement to directors for reasonable and necessary expenses incurred in connection with attendance at meetings of the board of directors and other Company business during 2014.
Historically, upon re-election at our Annual Meetings of Stockholders, each re-elected, non-employee director was awarded shares of our restricted common stock. In connection with the no-action letter issued by the staff of the Division of

Investment Management of the SEC on September 27, 2013 with regard to our stock repurchase program, our board of directors waived its right to the award of 7,500 shares of restricted stock at the beginning of each three-year term of service on the board.
For a further description of the compensation paid to non-management directors for 2014, see “ — Compensation of Directors.”
SUMMARY COMPENSATION TABLE
The following table sets forth information regarding compensation earned by our Chief Executive Officer, our Chief Financial Officer, our other most highly compensated executive officer as of the end of the fiscal year ended December 31, 2014, or Fiscal 2014, and two executive officers who departed prior to the end of Fiscal 2014. The table also sets forth information for the fiscal years ended December 31, 2012 and December 31, 2013, or Fiscal 2012 and Fiscal 2013. We refer to these executive officers as our “Named Executive Officers” or “NEOs” elsewhere in this proxy statement.

Name and Principal Positions(1)	Year	Salary ($)		Bonus ($)		Stock Awards(2) ($)	Non-Equity Incentive Plan Compensation(3) ($)	Change in Pension Value and Non-qualified Deferred Compensation Earnings ($)		All Other Compensation(18) ($)		Total ($)
Current NEOs
Keith Kennedy President and Chief Executive Officer	2014	488,575	(4)	216,667	(5)	—	308,333	—		8,940		1,022,515
	2013	375,000		—		—	50,000	—		11,040		436,040
	2012	375,000		375,000	(6)	775,250	—	—		10,374		1,535,624
Beverly Jane Alley Chief Financial Officer and Treasurer	2014	240,995	(7)	—		—	250,000	—		12,253		503,248

Tod K. Reichert Executive Vice President, General Counsel, Chief Compliance Officer and Corporate Secretary	2014	409,722		116,667	(8)	—	308,333	—		10,422		845,144
	2013	375,000		—		—	50,000	—		12,522		437,522
	2012	364,635		625,000	(9)	775,250	—	—		58,696		1,823,581
Former NEOs
B. Hagen Saville Former President and Chief Executive Officer	2014	161,875	(10)	—		—	308,333	—		2,136,186	(11)	2,606,394
	2013	525,000		—		—	50,000	—		12,522		587,522
	2012	498,734	(12)	127,068	(13)	1,329,000	272,932	3,519	(14)	33,693		2,264,946
Ehssan Peter Malekian Former Executive Vice President and Managing Director	2014	126,042	(15)	—		—	—	—		295,003	(16)	421,045
	2013	375,000		—		—	50,000	—		10,581		435,581
	2012	367,500		979,000	(17)	775,250	—	—		25,275		2,147,025
___________________

(1)
The titles noted in this table are each officer’s title as of December 31, 2014. Mr. Kennedy was appointed as President on March 6, 2014 and Chief Executive Officer on April 21, 2014. In addition, Beverly Jane Alley was appointed as Interim Chief Financial Officer and Treasurer on March 6, 2014 and Chief Financial Officer and Treasurer on August 5, 2014. In connection with the departure of B. Hagen Saville on April 21, 2014, we entered into a letter agreement with Mr. Saville setting forth the terms of his separation from the Company in accordance with his pre-existing agreement with us. In connection with the departure of Ehssan Peter Malekian on May 1, 2014, we entered into a letter agreement with Mr. Malekian setting forth the terms of his separation from the Company in accordance with the MCG Capital Corporation 2011 Severance Pay Plan. See the section of this proxy statement entitled “Executive Compensation - Potential Termination and Change of Control Payments for Ms. Alley and Messrs. Kennedy, Reichert, Saville and Malekian.”

(2)
The amounts shown reflect the aggregate grant date fair value of the stock awards during Fiscal 2012, Fiscal 2013 and Fiscal 2014 computed in accordance with ASC Topic 718-Compensation-Stock Compensation (formerly Statement of Financial Accounting Standards No. 123(R)-Share-Based Payment). These amounts reflect the total grant date fair value for these awards and do not correspond to the actual cash value that will be recognized by each of the Named Executive Officers when earned. The Named Executive Officers were not awarded any shares of restricted stock during Fiscal 2013 or Fiscal 2014. Executives are not entitled to receive dividends on performance-based shares until such time as the applicable performance conditions are met and the shares are earned. The assumptions used by us with respect to the valuation of restricted stock awards are set forth in Note 9-Share-Based Compensation to our Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2014. The individual awards reflected in the summary compensation table are summarized below:

Name	Date of Award	Number of Shares Subject to Award (#)	Aggregate Grant-Date Fair Value Computed in Accordance with ASC 718 for Stock Awards Granted in Fiscal Year
			2012 ($)	2013 ($)	2014 ($)
Keith Kennedy	3/15/12	175,000	775,250	—	—
TOTAL			775,250	—	—

Beverly Jane Alley	—	—	—	—	—
TOTAL			—	—	—
Tod K. Reichert	3/15/12	175,000	775,250	—	—
TOTAL			775,250	—	—

B. Hagen Saville	3/15/12	300,000	1,329,000	—	—
TOTAL			1,329,000	—	—
Ehssan Peter Malekian	3/15/12	175,000	775,250	—	—
TOTAL			775,250	—	—

(3)
The amounts shown for Fiscal 2013 and Fiscal 2014 represent the amounts earned by each of the Named Executive Officers under the Solutions Capital GP, LLC Incentive Compensation Program in 2013 and 2014. The amount shown for Fiscal 2012 represents the annual incentive cash bonus award paid to Mr. Saville during March of Fiscal 2013 for the achievement of specified performance objectives during Fiscal 2012. The bonus paid to Mr. Saville for 2012 was reduced by the amount earned by him under the Solutions Capital GP, LLC Incentive Compensation Program in 2012.

(4)
Represents the sum of the pro-rated portion of Mr. Kennedy’s annual base salary for his service as Executive Vice President, Managing Director, Chief Financial Officer and Treasurer from January 1, 2014 through March 5, 2014, the pro-rated portion of his annual base salary for his service as President from March 6, 2014 through April 21, 2014 and the pro-rated portion of his annual base salary for his service as President and Chief Executive Officer from April 22, 2014 through year-end.

(5)	Represents a discretionary bonus paid to Mr. Kennedy for 2014 performance.

(6)	Represents an annual cash bonus for Fiscal 2012 of $375,000.

(7)
Represents the sum of the pro-rated portion of Ms. Alley’s annual base salary for her service as Controller and Director from January 1, 2014 through March 5, 2014 and the pro-rated portion of her annual base salary for her service as Interim Chief Financial Officer and Treasurer from March 6, 2014 through August 4, 2014 and as Chief Financial Officer and Treasurer from August 5, 2014 through year-end.

(8)	Represents a discretionary bonus paid to Mr. Reichert for 2014 performance.

(9)	Includes (i) an inducement bonus of $250,000 and (ii) an annual cash bonus for Fiscal 2012 of $375,000.

(10)
Represents the pro-rated portion of Mr. Saville’s annual base salary of $525,000 for his service as President and Chief Executive Officer from January 1, 2014 through March 5, 2014 and for his service as Chief Executive Officer from March 6, 2014 through April 21, 2014.

(11)
In addition to 401(k) employer matching contributions and life insurance premiums paid during Fiscal 2014 aggregating $7,230, Mr. Saville was entitled to $2,100,000 in separation benefits representing two times the sum of his base salary and his target annual bonus, plus medical benefits totaling $28,956, payable in installments over the 24-month period following his separation from the Company.

(12)
Represents the sum of the pro-rated portion of Mr. Saville’s annual base salary for his service as President and Chief Operating Officer from January 1, 2012 through October 31, 2012 and the pro-rated portion of his annual base salary for his service as President and Chief Executive Officer from November 1, 2012 through year-end.

(13)	Represents a discretionary bonus paid to Mr. Saville for 2012 performance.

(14)
In November 2012, Mr. Saville was paid $101,199 as a distribution of an accumulated balance in connection with the termination of the deferred compensation plan, together with $3,519 of above-market earnings on compensation that was deferred, which is the portion of the interest that exceeds 120% of the applicable federal long-term rate, with compounding.

(15)	Represents the pro-rated portion of Mr. Malekian’s annual base salary of $375,000 for his service as Executive Vice President and Managing Director from January 1, 2014 through May 1, 2014.

(16)
In addition to 401(k) employer matching contributions and life insurance premiums paid during Fiscal 2014 aggregating $5,596, in accordance with the terms of the MCG Capital Corporation 2011 Severance Pay Plan, Mr. Malekian was entitled to a payment in the amount of $281,250, representing nine months of Mr. Malekian’s base salary, full and immediate lapsing of forfeiture restrictions with respect to 179,959 shares of restricted common stock previously awarded to Mr. Malekian, and healthcare continuation benefits totaling $8,157.

(17)
Includes (i) an inducement bonus of $500,000, (ii) an annual cash bonus for Fiscal 2012 of $365,000 and (iii) a cash payment of $114,000, which was paid in two equal installments on each of March 31, 2012 and September 30, 2012, pursuant to the terms and conditions of our 2011 Retention Program.

(18)	“All Other Compensation” for Fiscal 2012, Fiscal 2013 and Fiscal 2014 includes the following:

Name	Year	Separation Benefits ($)	401(k) Employer Matching Contributions ($)	Life Insurance Premiums ($)	Accrued Vacation Pay ($)	Other ($)	Total ($)
Keith Kennedy	2014	—	7,800	1,140	—	—	8,940
	2013	—	7,650	1,140	—	2,250	11,040
	2012	—	7,500	1,092	—	1,782	10,374
Beverly Jane Alley	2014	—	7,800	2,453	—	2,000	12,253
Tod K. Reichert	2014	—	7,800	2,622	—	—	10,422
	2013	—	7,650	2,622	—	2,250	12,522
	2012	—	7,500	2,662	45,294	3,240	58,696
B. Hagen Saville	2014	2,128,956	6,356	874	—	—	2,136,186
	2013	—	7,650	2,622	—	2,250	12,522
	2012	—	—	2,732	27,721	3,240	33,693
Ehssan Peter Malekian	2014	289,407	5,250	346	—	—	295,003
	2013	—	7,650	681	—	2,250	10,581
	2012	—	7,500	1,047	14,478	2,250	25,275
FISCAL 2014 GRANTS OF PLAN-BASED AWARDS
The following table sets forth information regarding awards made to our Named Executive Officers during the year ended December 31, 2014:

Name	Type of Award (1)	Award Date	Estimated Future Payouts Under Non-Equity Incentive Plan Awards
			Threshold ($)	Target ($)	Maximum ($)
Current NEOs
Keith Kennedy	SICP	1/1/14(2)	0	(2)	(2)
Beverly Jane Alley	—	—	—	—	—
Tod K. Reichert	SICP	1/1/14(2)	0	(2)	(2)
Former NEOs
B. Hagen Saville	SICP	1/1/14(2)	0	(2)	(2)
Ehssan Peter Malekian	SICP	1/1/14(2)	0	(2)	(2)
_________________________________________________________________________

(1)	Type of Award:
SICP = SBIC Incentive Compensation Program

(2)
Solutions Capital G.P., LLC, or Solutions GP, is a wholly-owned subsidiary of MCG and 1% owner of Solutions Capital I, L.P., our subsidiary that was previously licensed by the United States Small Business Administration, or the SBA, to operate as a small business investment company, or SBIC, under the Small Business Investment Act of 1958, as amended. The Named Executive Officers who served on the board of managers of Solutions GP participated in the Solutions Capital GP, LLC Incentive Compensation Program, or Incentive Program, which was approved as part of the licensure process of Solutions Capital I, L.P. with the SBA. The purpose of the Incentive Program was to appropriately incentivize and economically motivate such individuals to provide meaningful assistance to Solutions GP in connection with the successful management, operation and oversight of Solutions Capital I, L.P. Each year, the Incentive Program could yield a bonus pool based on “success fees” that were derived from SBIC investment exit transactions. The criterion for success was an internal rate of return on an investment of greater than 7% and any success fee was based on the original size of the investment, as follows: (i) less than $3.0 million = $100,000; (ii) between $3.0 million and $5.0 million = $150,000; and (iii) above $5.0 million = $200,000. If qualifying SBIC investment exit transactions occurred in any given year, the pool was then allocated 50% to the individuals who served on the board of managers of Solutions GP and 50% to other staff who worked on SBIC matters. See “Executive Compensation - Compensation Discussion and Analysis - Elements of Compensation and 2014 Compensation Decisions - Solutions Capital GP, LLC Incentive Compensation Program” for a discussion of this program.

OUTSTANDING EQUITY AWARDS AT FISCAL 2014 YEAR-END
The following table sets forth information regarding outstanding awards of restricted stock held by our Named Executive Officers as of December 31, 2014:

Name	Stock Awards Number of Shares of Stock That Have Not Vested(1) (#)	Market Value of Shares of Stock That Have Not Vested(2) ($)
Current NEOs
Keith Kennedy	175,000(3)	670,250
Beverly Jane Alley	(4)	(4)
Tod K. Reichert	178,118(5)	682,192
Former NEOs
B. Hagen Saville	(6)	(6)
Ehssan Peter Malekian	(7)	(7)

__________________________________________________

(1)	No restricted stock awards have been transferred.

(2)
The market value of shares of stock for which forfeiture restrictions had not lapsed was determined based on the closing price of our common stock on the NASDAQ Global Select Market on December 31, 2014, which was $3.83.

(3)
175,000 of these shares of common stock are subject to a restricted stock agreement dated March 15, 2012, pursuant to which the forfeiture restrictions lapse as to 100% of the shares subject to this award on March 14, 2016.

(4)	At December 31, 2014, the forfeiture restrictions had lapsed with respect to all of the shares common stock awarded to Ms. Alley.

(5)
3,118 of these shares of common stock are subject to a restricted stock agreement dated August 2, 2011, pursuant to which the forfeiture restrictions lapsed as to 6.25% of the aggregate number of shares subject to this award on September 30, 2011 and as to an additional 6.25% of the shares at the end of each successive three-month period thereafter and 175,000 of these shares of common stock are subject to a restricted stock agreement dated March 15, 2012, pursuant to which the forfeiture restrictions lapse as to 100% of the shares subject to this award on March 14, 2016.

(6)
In connection with Mr. Saville’s departure from the Company on April 21, 2014, Mr. Saville and the Company entered into a letter agreement that set forth the terms of his separation from the Company in accordance with his pre-existing employment agreement with the Company. Under such letter agreement, Mr. Saville was entitled to, among other things, full and immediate lapsing of forfeiture conditions of 308,250 shares of time-vesting restricted stock.

(7)
In connection with Mr. Malekian’s departure from the Company on May 1, 2014, Mr. Malekian and the Company entered into a letter agreement that set forth the terms of his separation from the Company in accordance with the MCG Capital Corporation 2011 Severance Pay Plan. Under such letter agreement, Mr. Malekian was entitled to, among other things, full and immediate lapsing of forfeiture conditions of 179,959 shares of time-vesting restricted stock.

FISCAL 2014 STOCK VESTED
The following table sets forth information regarding shares of restricted stock held by our Named Executive Officers for which forfeiture restrictions lapsed during the fiscal year ended December 31, 2014:

	Stock Awards
Name	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting(1) ($)
Current NEOs
Keith Kennedy	0	0
Beverly Jane Alley	1,276	4,817
Tod K. Reichert	9,996	37,634
Former NEOs
B. Hagen Saville	311,000	1,101,627
Ehssan Peter Malekian	181,616	592,946
_____________

(1)	Value realized upon vesting is based on the closing sale price of our common stock on each applicable vesting date.
FISCAL 2014 NONQUALIFIED DEFERRED COMPENSATION
In 2000, we created a deferred compensation plan for key executives that enabled eligible employees to defer a portion of their salary and bonus to an unfunded deferred compensation plan that we managed. Our managing directors and executive officers were eligible to participate in the deferred compensation plan. Contributions to the deferred compensation plan earned interest at a rate of 2.0% over our internal cost of funds rate, as defined by the plan. The plan became effective on October 1, 2000. Our board of directors approved the termination of the deferred compensation plan effective as of December 1, 2011. The final balances under the deferred compensation plan were paid out during 2012.

Employment, Severance and Change of Control Arrangements
Employment Agreements with Keith Kennedy and Tod K. Reichert.
We entered into severance agreements, collectively the Employment Agreements, with each of Keith Kennedy (March 5, 2014) and Tod K. Reichert (August 2, 2011). The Employment Agreement with Mr. Kennedy was amended in April 2014 to clarify the circumstances that would qualify as termination events. The Employment Agreement with Mr. Reichert was amended in March 2014 to clarify the amount payable to Mr. Reichert in the event of a qualifying termination.
In connection with the departure of B. Hagen Saville on April 21, 2014, we entered into a letter agreement with Mr. Saville setting forth the terms of his separation from the Company in accordance with his pre-existing agreement with us. In connection with the departure of Ehssan Peter Malekian on May 1, 2014, we entered into a letter agreement with Mr. Malekian setting forth the terms of his separation from the Company in accordance with the MCG Capital Corporation 2011 Severance Pay Plan.
Term
Under the terms of the Employment Agreements with Messrs. Kennedy and Reichert, the employment of each executive with us is “at will” for the period commencing on the date of their employment and ending on the date on which such employment is terminated.
Salary, Bonus and Benefits
For Fiscal 2014, the annual base salary for each of Messrs. Kennedy and Reichert was set at $375,000 and each executive was eligible to receive an annual bonus determined by our board of directors or the Compensation Committee. In connection with the promotion of Keith Kennedy to President and Chief Executive Officer on April 21, 2014, Mr. Kennedy’s annual base salary was increased to $525,000. Mr. Reichert’s base salary was increased to $425,000 on April 21, 2014.
In March 2015, Messrs. Kennedy and Reichert each received bonuses of $308,333 for SBIC performance under the Solutions Capital GP, LLC Incentive Compensation Program. In addition, Messrs. Kennedy and Reichert received discretionary bonuses of $216,667 and $116,667, respectively.
Each executive is entitled to participate in all benefit plans and programs that we establish and make available to our employees to the extent that he is eligible under, and subject to the provisions of, the plan documents governing those programs.
Payments Upon Resignation by the Executive Without Good Reason or Termination by Us for Cause
Under the Employment Agreements, if the employment of any of Messrs. Kennedy or Reichert is terminated by us for cause or by the executive other than for good reason (each as defined in the applicable Employment Agreement), the terminated executive will receive all amounts of compensation accrued under the applicable Employment Agreement but unpaid as of the termination date, including base salary, bonuses or incentive compensation for the previous (but not current) fiscal year, reimbursable expenses and any previously deferred compensation. In addition, each executive will forfeit any shares of restricted stock as to which the forfeiture restrictions have not lapsed.
Payments Upon Termination by Reason of Death or Disability
If the employment of any of Messrs. Kennedy or Reichert is terminated due to death or disability, the terminated executive will receive his accrued compensation and an amount equal to the annual bonus he would have been entitled to receive for the fiscal year in which his termination of employment occurs, pro-rated and calculated at target. In addition, with respect to Messrs. Kennedy and Reichert, the restrictions with respect to the shares of restricted common stock subject to outstanding restricted stock awards will lapse and the shares of common stock subject to such awards shall immediately and fully become non-forfeitable.
Payments Upon Termination Without Cause or Resignation for Good Reason
If the employment of Messrs. Kennedy or Reichert is terminated by us other than for cause, death or disability, or if any of Messrs. Kennedy or Reichert terminates his employment with us for good reason, then such separated executive will receive all of his accrued compensation, severance pay equal to 1.5 times his then-current base salary and 1.5 times his target annual bonus, full and immediate lapsing of forfeiture restrictions with respect to all of his shares of restricted stock, and a continuation of the then-current health coverage for himself and any eligible dependents for a maximum of 18 months from his date of termination.
Payments Upon Termination in Connection with a Change of Control
Each of Messrs. Kennedy and Reichert receives the same consideration under a change of control that he would receive if his employment is terminated by us other than for cause, death or disability, or if he terminates his employment with us for good reason.

If Messrs. Kennedy or Reichert receive payments in the event of a change in control and such payments become subject to excise tax under Section 4999 of the Internal Revenue Code, then we will reduce the payments that he receives to avoid the imposition of such excise tax.
Non-Competition, Non-Solicitation and Proprietary Information
Under the terms of the Employment Agreements with Messrs. Kennedy and Reichert, during the term of their respective periods of employment with us and for 18 months thereafter, each of Messrs. Kennedy and Reichert has agreed not to recruit or hire any of the Company’s employees, or solicit the Company’s clients and certain prospective clients. The Employment Agreements with each of Messrs. Kennedy and Reichert require that each executive protect our confidential information both during and after the term of his employment with us.
Separation Arrangement with B. Hagen Saville
In connection with the departure on April 21, 2014 of B. Hagen Saville, our former Chief Executive Officer, we entered into a letter agreement with Mr. Saville setting forth the terms of his separation from the Company in accordance with his pre-existing employment agreement with the Company. Consistent with his employment agreement and other plans of the Company, Mr. Saville received: (i) his accrued and unpaid base salary and unreimbursed business expenses, in each case accrued through April 21, 2014; and (ii) full and immediate lapsing of forfeiture conditions in respect of 308,250 shares of time-vesting restricted stock. Mr. Saville will also receive a severance amount of $2,100,000, representing an amount equal to two times the sum of his base salary and his target annual bonus, payable in installments over the 24-month period following April 21, 2014. MCG will also pay the employer’s portion of the insurance benefits for continuation of Mr. Saville’s participation in the Company’s group medical, dental and hospitalization plans for a period following April 21, 2014.
Separation Arrangement with Ehssan Peter Malekian
In connection with the departure on May 1, 2014 of Ehssan Peter Malekian, a former Executive Vice President and Managing Director, we entered into a letter agreement with Mr. Malekian setting forth the terms of his separation from the Company in accordance with the MCG Capital Corporation 2011 Severance Pay Plan. Under the letter agreement, Mr. Malekian received: (i) his accrued and unpaid base salary and unreimbursed business expenses, in each case accrued through May 1, 2014; (ii) a payment in the amount of $281,250 (representing nine months of Mr. Malekian’s base salary); (iii) full and immediate lapsing of forfeiture restrictions with respect to 179,959 shares of restricted common stock previously awarded to Mr. Malekian; and (iv) healthcare continuation benefits for nine months from his date of departure. The letter agreement also required that Mr. Malekian protect the Company’s confidential information following his employment with us.
Under the terms of his noncompetition and confidentiality agreement with us (i) for a period of ninety days after his employment with us, Mr. Malekian agreed not to engage in any business or activity that competes with products, services or businesses of the Company and (ii) for a period of one year after his employment with us, Mr. Malekian agreed not recruit or hire any of our employees, or solicit our clients and certain prospective clients.

Potential Termination and Change of Control Payments for Ms. Alley and Messrs. Kennedy, Reichert, Saville and Malekian
The following table describes the potential payments, benefits and lapsing of forfeiture restrictions applicable to restricted stock awards under our Employment Agreements with each of Messrs. Kennedy and Reichert. We have no agreement in place with Ms. Alley who is eligible for benefits under the MCG Capital Corporation 2011 Severance Pay Plan. The following table also describes the actual payments, benefits and lapsing of forfeiture restrictions applicable to restricted stock awards in connection with the departure of Mr. Saville on April 21, 2014 and Mr. Malekian on May 1, 2014. Other than Messrs. Saville and Malekian, the amounts shown below assume that the termination of each executive is effective as of December 31, 2014. Actual amounts payable to each Named Executive listed below upon his or her termination can only be determined definitively at the time of each Named Executive’s actual departure.

Name	Benefit	Voluntary Termination or Termination for Cause ($)	Termination for Death or Disability ($)		Termination Without Cause or Resignation for Good Reason Other Than in Connection with a Change of Control ($)		Change of Control ($)
Current NEOs
Keith Kennedy	Severance Benefits
	Salary	—	—		787,500		787,500
	Bonus	—	525,000	(2)	1,312,500		1,312,500
	Insurance/Healthcare Benefits	—	—		16,639	(3)	16,639	(3)
	Excise Tax Payment	—	—		—		N/A
	Accelerated Equity Awards
	Vesting on Termination(1)	—	670,250	(4)	670,250	(4)	670,250	(4)
	TOTAL	—	1,195,250		2,786,889		2,786,889
Beverly Jane Alley	Severance Benefits
	Salary	—	187,500	(6)	187,500	(7)	187,500	(7)
	Bonus	—	250,000		250,000		250,000
	Insurance/Healthcare Benefits	—	—		3,807	(7)	3,807	(7)
	Excise Tax Payment	—	—		—		N/A
	Accelerated Equity Awards
	Vesting on Termination	—	(5)		(5)		(5)
	TOTAL	—	437,500		441,307		441,307
Tod K. Reichert	Severance Benefits
	Salary	—	—		637,500		637,500
	Bonus	—	425,000	(2)	1,062,500		1,062,500
	Insurance/Healthcare Benefits	—	—		22,723	(3)	22,723	(3)
	Excise Tax Payment	—	—		—		N/A
	Accelerated Equity Awards
	Vesting on Termination(1)	—	720,477	(4)	720,477	(4)	720,477	(4)
	TOTAL	—	1,145,477		2,443,200		2,443,200

Former NEOs
B. Hagen Saville	Severance Benefits
	Salary	—	—		1,050,000	(8)	—
	Bonus	—	—		1,358,333	(8)	—
	Insurance/Healthcare Benefits	—	—		21,829	(9)	—
	Excise Tax Payment	—	—		—		—
	Accelerated Equity Awards
	Vesting on Termination	—	—		1,091,205	(10)	—
	TOTAL	—	—		3,521,367		—
Ehssan Peter	Severance Benefits
Malekian	Salary	—	—		281,250	(11)	—
	Bonus	—	—		—		—
	Insurance/Healthcare Benefits	—	—		8,158	(11)	—
	Excise Tax Payment	—	—		—		—
	Accelerated Equity Awards
	Vesting on Termination	—	—		586,666	(11)	—
	TOTAL	—	—		876,074		—
__________________

(1)	Based on the last sale price of MCG common stock on December 31, 2014, or $3.83 per share.

(2)
Represents an amount equal to the Named Executive Officer’s annual bonus for the fiscal year in which his termination of employment occurs, pro-rated and calculated at target. For more information relating to compensation earned by our Named Executive Officers, see the section of this proxy statement entitled “Executive Compensation - Summary Compensation Table.”

(3)
Represents amounts payable over 18 months for each of Messrs. Kennedy and Reichert for continuation of coverage for medical, dental and hospitalization benefits for each Named Executive Officer and his family members subject to the Named Executive’s reemployment with comparable healthcare benefits. The value is based upon the type of insurance coverage we carried for each Named Executive officer as of December 31, 2014 and is valued at the premiums in effect on December 31, 2014.

(4)
Represents full and immediate lapsing of forfeiture restrictions with respect to all of the Named Executive Officer’s shares of restricted stock. For more information concerning restricted stock awards held by our Named Executive Officers, see the section of this proxy statement entitled “Executive Compensation - Outstanding Equity Awards at Fiscal 2014 Year-End.”

(5)	At December 31, 2014, the forfeiture restrictions had lapsed with respect to all of the shares common stock awarded to Ms. Alley.

(6)	Under the 2011 Severance Pay Plan, in the event of Ms. Alley’s death, her beneficiaries would be paid nine months base salary in a lump sum on the 60th day following her death.

(7)
Under the 2011 Severance Pay Plan, Ms. Alley would be eligible for nine months of continuing separation pay, healthcare continuation benefits and lapsing of forfeiture provisions with respect to shares of restricted stock (based on years of service with MCG).

(8)	Represents payments to be made to Mr. Saville under the terms of his employment agreement in connection with his departure from the Company on April 21, 2014.

(9)
Represents amounts payable over 24 months for continuation of coverage for medical, dental and hospitalization benefits for Mr. Saville and his family members subject to his reemployment with comparable healthcare benefits. The value is based upon the type of insurance coverage we carried for Mr. Saville as of his separation date and is valued at the premiums in effect on such date.

(10)
Represents full and immediate lapsing of forfeiture restrictions with respect to all of Mr. Saville’s shares of restricted stock (other than shares of restricted stock for which forfeiture restrictions lapse based on the achievement of performance milestones). For more information concerning restricted stock awards held by our Named Executive Officers, see the section of this proxy statement entitled “Executive Compensation - Outstanding Equity Awards at Fiscal 2014 Year-End.”

(11)
Represents payments made to Mr. Malekian in connection with his departure from the Company on May 1, 2014. Under the 2011 Severance Pay Plan, Mr. Malekian was for eligible for nine months of continuing separation pay, healthcare continuation benefits and lapsing of forfeiture provisions with respect to shares of restricted stock (based on years of service with MCG).

Compensation of Directors
2014 Director Compensation
Our board of directors approved the following compensation structure for our non-employee directors during the year ended December 31, 2014:
Payment of Retainer Fee; Reimbursement of Travel and Other Expenses. During the year ended December 31, 2014, each non-employee director received an annual retainer of $100,000, with no additional amounts paid to the (i) Non-Employee Chairman of the Board or (ii) Audit Committee, Compensation Committee, Investment and Valuation Committee and Nominating and Corporate Governance Committee Chairs or Members.
All retainer amounts were paid quarterly during Fiscal 2014 in arrears. Non-employee directors also received reimbursement for reasonable travel and other expenses in connection with attending meetings of our board of directors during Fiscal 2014.
Award of Restricted Stock Upon Appointment or Election. In 2006, the SEC granted an order authorizing us to award restricted shares of our common stock to our non-employee directors. Under the Amended and Restated 2006 Non-Employee Director Restricted Stock Plan, which we refer to as the 2006 Director Plan, non-employee directors each received an award of 7,500 shares of restricted stock at the beginning of each three-year term of service on our board of directors. Forfeiture provisions lapse as to one-third of the shares awarded each year over the three-year term. In connection with the no-action letter issued by the staff of the Division of Investment Management of the SEC on September 27, 2013 with regard to the Company’s stock repurchase program, our board of directors waived its right to the award of 7,500 shares of restricted stock at the beginning of each three-year term of service on the board.
Compensation of Employee Directors. No director who is also an employee receives separate compensation for services rendered as a director. Messrs. Kennedy and Saville were the only directors who, during 2014, were also our employees. The compensation of Messrs. Kennedy and Saville is set forth under the headings “Executive Compensation” and “Employment, Severance and Change of Control Arrangements.”
FISCAL 2014 DIRECTOR COMPENSATION
The following table sets forth the compensation paid to our non-employee directors for the year ended December 31, 2014:

Name	Fees Earned or Paid in Cash(1) ($)	Stock Awards(2) ($)	Total ($)
Kim D. Kelly	100,000	—	100,000
Richard W. Neu	100,000	—	100,000
Kenneth J. O’Keefe	100,000	—	100,000
Gavin Saitowitz	100,000	—	100,000
_____________

(1)
The fees earned by the non-employee directors in Fiscal 2014 represent the amount of the annual retainer. No additional amounts were paid to the (i) non-employee chairman of the board or (ii) audit committee, compensation committee, investment and valuation committee and nominating and corporate governance committee chairs or members.

(2)	The following table shows the aggregate number of shares of restricted stock for which forfeiture restrictions had not yet lapsed for each non-employee director as of December 31, 2014:

Name	Aggregate Number of Shares Subject to Outstanding Restricted Stock Awards (#)
Kim D. Kelly	5,000
Richard W. Neu	5,000
Kenneth J. O’Keefe	2,500
Gavin Saitowitz	2,500
Compensation Committee Report
The compensation committee has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with the Company’s management. Based on this review and discussion, the compensation committee recommended to the Company’s Board of Directors that the Compensation Discussion and Analysis be included in this proxy statement.
By the Compensation Committee of the Board of Directors of MCG Capital Corporation:

Kenneth J. O’Keefe (Chairperson)
Kim D. Kelly
Richard W. Neu
Gavin Saitowitz
Compensation Committee Interlocks and Insider Participation
During the year ended December 31, 2014, the compensation committee consisted of Kenneth J. O’Keefe, who served as chairman, Kim D. Kelly and Gavin Saitowitz. No member of our compensation committee had any relationship with us during Fiscal 2014 requiring disclosure under Item 404 of Regulation S-K under the Exchange Act.
During Fiscal 2014, none of our executive officers served as a member of the board of directors or compensation committee, or other committee serving an equivalent function, of any other entity that had one or more of its executive officers serving as a member of our board of directors or compensation committee. Other than Richard W. Neu, who served as our Chief Executive Officer from October 2011 until November 2012, none of the current members of our compensation committee have ever been an employee of MCG.
Narrative Disclosure of Our Compensation Policies and Practices as They Relate to Risk Management
We believe that risks arising from our compensation policies and practices for our employees are not reasonably likely to have a material adverse effect on the Company.
In view of the current economic and financial environment, the Compensation Committee and our board of directors undertook to review our compensation programs to assess whether any aspect of the programs would encourage any of our employees to take any unnecessary or inappropriate risks that could threaten the value of the Company. We have designed our compensation programs to reward our employees for achieving annual and long-term financial and business results.
We recognize that the pursuit of these objectives could lead to behavior that could weaken the link between pay and performance, and, therefore, the correlation between the compensation delivered to our employees and the return realized by our stockholders. Accordingly, we have designed our executive compensation program to mitigate these possibilities and to ensure that our compensation practices and decisions are consistent with our risk profile. These features include the following:

•
annual cash bonuses are paid after the end of the fiscal year to which the bonus payout relates so that the impact of the employee’s performance on the Company’s long-term business results can be established;

•	the Company has adopted a policy on the recoupment of incentive compensation (clawback policy) in the event of a material restatement; and

•	awards are not contractual entitlements; the awards are reviewed by the Compensation Committee and the board of directors and can be modified at their discretion.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
The following table sets forth information regarding beneficial ownership of our common stock as of April 1, 2015 by:

•
each person, or group of affiliated persons, known to us to be the beneficial owner of more than 5% of the outstanding shares of our common stock as of such date, based on currently available Schedules 13D and 13G filed with the SEC;

•	each of our directors;

•
our chief executive officer, our principal financial officer, our other most highly compensated current executive officer as of the end of the fiscal year ended December 31, 2014, and two executive officers who departed prior to the end of Fiscal 2014, who we refer to in this proxy statement as our Named Executive Officers; and

•	all of our directors and executive officers as a group.
The number of shares of common stock beneficially owned by each person or entity is determined in accordance with the applicable rules of the SEC and includes voting or investment power with respect to shares of our common stock. The information is not necessarily indicative of beneficial ownership for any other purpose. Unless otherwise indicated, to our knowledge, all persons named in the table have sole voting and investment power with respect to their shares of common stock, except to the extent authority is shared by spouses under community property laws. Unless otherwise indicated, the address of all directors and executive officers is c/o MCG Capital Corporation, 1001 19th Street North, 10th Floor, Arlington, Virginia 22209. The inclusion of any shares deemed beneficially owned in this table does not constitute an admission of beneficial ownership of those shares.
There were, as of April 1, 2015, approximately 90 holders of record and 12,693 beneficial holders of our common stock.

Name and Address of Beneficial Owner	Total Number of Shares Beneficially Owned	Percentage of Common Stock Beneficially Owned(1)	Dollar Range of Equity Securities Beneficially Owned by Directors(2)(3)
Holders of more than 5% of our Common Stock:
Accretive Capital Partners, LLC(4) 16 Wall Street, 2nd Floor Madison, CT 06443	1,953,475	5.3%	N/A
Independent Directors:
Kim D. Kelly(5)	112,061	*	over $100,000
Kenneth J. O’Keefe	54,618	*	over $100,000
Richard W. Neu(6)	296,079	*	over $100,000
Gavin Saitowitz(7)	116,000	*	over $100,000
Named Executive Officers:
Keith Kennedy(8)	177,000	*	over $100,000
Beverly Jane Alley	30,123	*	N/A
Tod K. Reichert(9)	286,590	*	N/A
B. Hagen Saville	932,419	2.5%	N/A
Ehssan Peter Malekian	195,759	*	N/A
All Directors and executive officers as a group (9 persons)(10)	2,200,649	5.9%
__________________
*    Less than 1% of our outstanding common stock.

(1)	Applicable percentage of ownership for each holder is based on 37,074,117 shares of common stock outstanding on April 1, 2015.

(2)	Beneficial ownership has been determined in accordance with Rule 16a-1(a)(2) of the Exchange Act. None of the reported shares held by our directors or Named Executive Officers are pledged as security.

(3)
The dollar range of our equity securities beneficially owned is calculated by multiplying the closing price of our common stock as reported on The NASDAQ Global Select Market on April 1, 2015, times the number of shares beneficially owned.

(4)
Information is based on a Schedule 13D filed with the SEC on January 22, 2015. Accretive Capital Partners, LLC (“ACP”) is an Illinois limited liability company, Accretive Capital Management, LLC (“ACM”) is an Illinois limited liability company and is as the managing member of ACP, and Richard E. Fearon, Jr. is the managing member of ACM (ACP, ACM and Richard E. Fearon, Jr. are collectively referred to as the “Reporting Persons”). The principal business of ACP is serving as a private investment fund. The principal business of ACM is serving as the managing member of ACP. The principal business of Mr. Fearon is serving as the managing member of ACM. ACP and ACM beneficially own 1,501,469 shares of common stock and possess shared voting and/or investment power over the securities that are owned by ACP and ACM. Richard E. Fearon, Jr. beneficially owns 1,957,475 shares of common stock and possesses sole voting and/or investment power over these securities. No person other than the Reporting Persons is known to have the right to receive, or the power to direct the receipt of dividends from, or proceeds from the sale of, the shares.

According to the Schedule 13D filed with the SEC on January 22, 2015, the Reporting Persons purchased the shares based on the Reporting Persons’ belief that the shares, when purchased, were undervalued and represented an attractive investment opportunity. Depending upon overall market conditions, other investment opportunities available to the Reporting Persons, and the availability of shares at prices that would make the purchase or sale of shares desirable, the Reporting Persons may endeavor to increase or decrease their position in MCG through, among other things, the purchase or sale of shares on the open market or in private transactions or otherwise, on such terms and at such times as the Reporting Persons may deem advisable. The Reporting Persons intend to review their investment in MCG on a continuing basis. Depending on various factors including, without limitation, MCG’s financial position and investment strategy, the price levels of the shares, conditions in the securities markets and general economic and industry conditions, the Reporting Persons may in the future take such actions with respect to their investment in MCG as they deem appropriate including, without limitation, continuing to engage in communications with management and the Board, making recommendations or proposals to MCG concerning changes to the capitalization, corporate structure, ownership structure, board structure (including board composition) or operations of MCG, seeking to meet with members of senior management and/or members of the Board, communicating publicly or privately with other stockholders or third parties to indicate their views on issues relating to the strategic direction undertaken by MCG and other matters of interest to stockholders generally, purchasing additional shares, selling some or all of their shares, engaging in short selling of or any hedging or similar transaction with respect to the Shares, or changing their intention with respect to any and all of these matters.
Such suggestions or positions may relate to one or more of the transactions specified in clauses (a) through (j) of Item 4 of Schedule 13D, including without limitation: changes in the composition of MCG’s board of directors or management, engaging in proxy contests, changes to MCG’s certificate of incorporation or bylaws, initiating a tender offer to gain control of MCG, restructuring MCG’s capitalization or dividend policy, the acquisition or disposition of additional securities of MCG and the sale of material assets or another extraordinary corporate transaction, including a sale transaction.

(5)	Includes 2,500 shares of restricted common stock that are subject to forfeiture provisions.

(6)	Includes 2,500 shares of restricted common stock that are subject to forfeiture provisions.

(7)
Includes shares of common stock owned by Springbok Capital Onshore, LLC, a Delaware limited liability company, or Springbok LLC, and Mr. Gavin Saitowitz, a managing member of Springbok LLC, in his capacity as managing member and individually.

As of the close of business on April 1, 2015, Springbok LLC beneficially owned 100,000 shares of common stock and Gavin Saitowitz beneficially owned 16,000 shares of common stock individually, including 15,000 restricted shares of common stock awarded to Mr. Saitowitz by us in connection with his role as a non-employee director. As indicated in a Schedule 13D filed with the SEC on November 20, 2008, as amended and supplemented by Amendment No. 8 filed on May 20, 2011 (“Amendment No. 8”), by Springbok LLC, Gavin Saitowitz and certain other related and non-related parties, Springbok LLC and Gavin Saitowitz previously filed as a group with such other parties regarding their holdings of our securities. However, Amendment No. 8 was an exit filing, as this larger group’s holdings decreased below 5%, and the language of the filing indicated that the group would not file further amendments to the Schedule 13D either individually or as a group. Subsequently, the group members terminated their mutual agreement and no longer have any rights with respect to other non-related group members’ securities; as a result, securities held by any other former group members not related to Gavin Saitowitz are not included herein.

(8)	Includes 175,000 shares of restricted common stock that are subject to forfeiture provisions.

(9)	Includes 176,555 shares of restricted common stock that are subject to forfeiture provisions.

(10)	See footnotes 5 through 9 above.
Equity Compensation Plan Information
The following table provides information about the securities authorized for issuance under our equity compensation plans as of December 31, 2014:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights(1) (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	368,118	N/A	1,446,811
Equity compensation plans not approved by security holders	—	—	—
Total	368,118	$4.45	1,446,811
_________________

(1)
Includes restricted stock awarded in connection with the termination of our stock option plan in 2001 and restricted stock awards pursuant to our Amended and Restated 2006 Employee Restricted Stock Plan and the Amended and Restated 2006 Non-Employee Director Restricted Stock Plan for which forfeiture provisions had not lapsed as of December 31, 2014. Holders of these restricted shares have all the rights of common stockholders in connection with these shares of restricted stock, including the right to vote the shares and to receive dividends.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS;
POLICIES AND PROCEDURES FOR RELATED PERSON TRANSACTIONS
1940 Act Compliance
We have procedures in place for the review, approval and monitoring of transactions involving us and certain persons related to us. As a BDC, the 1940 Act restricts us from participating in transactions with any persons affiliated with us, including our officers, directors, and employees and any person controlling or under common control with us.
In the ordinary course of business, we enter into transactions with portfolio companies that may be considered related party transactions. In order to ensure that we do not engage in any prohibited transactions with any persons affiliated with us, we have implemented policies and procedures whereby our officers screen each of our transactions in advance for any possible affiliations, close or remote, between the proposed portfolio investment, us, companies controlled by us and our employees and directors.
We will not enter into any agreements unless and until we are satisfied that no affiliations prohibited by the 1940 Act exist or, if such affiliations exist, that we have taken appropriate actions to seek board review and approval or exemptive relief for such transaction. Our board of directors reviews these procedures on an annual basis.

Code of Business Conduct and Ethics
Our code of business conduct and ethics, which is signed by all employees and directors, requires that all employees and directors act in the best interests of MCG and refrain from engaging in any activity or having a personal interest that presents a conflict of interest, which occurs when a personal interest interferes, or appears to interfere, with the interests of MCG or prevents one from performing their Company duties and responsibilities honestly, objectively and effectively.
Pursuant to the code of business conduct and ethics, each employee and director must disclose any conflicts of interest, or actions or relationships that might give rise to a conflict, to our general counsel and chief compliance officer. Our nominating and corporate governance committee is charged with periodically reviewing and monitoring compliance with our code of business conduct and ethics.
We have posted a current copy of our code of business conduct and ethics on our website, which is located at www.mcgcapital.com. We are not including the information contained on our website as a part of, or incorporating it by reference into, this Form 10-K/A. In addition, we intend to post on our website all disclosures that are required by law or NASDAQ Global Select Market listing standards concerning any amendments to, or waivers from, any provision of the code.
Related Person Transaction Policy
In March 2009, our board of directors adopted written policies and procedures for the review of any transaction, arrangement or relationship in which we are a participant, the amount involved exceeds $120,000, and one of our executive officers, directors, director nominees or 5% stockholders (or their immediate family members), each of whom we refer to as a “related person,” has a direct or indirect material interest.
If a related person proposes to enter into such a transaction, arrangement or relationship, which we refer to as a “related person transaction,” the related person must report the proposed related person transaction to our general counsel and chief compliance officer. The policy calls for the proposed related person transaction to be reviewed and, if deemed appropriate, approved by our audit committee. Whenever practicable, the reporting, review and approval will occur prior to entry into the transaction. If advance review and approval is not practicable, the audit committee will review, and, in its discretion, may ratify the related person transaction. The policy also permits the chairperson of the audit committee to review and, if deemed appropriate, approve proposed related person transactions that arise between committee meetings, subject to ratification by the audit committee at its next meeting. Any related person transactions that are ongoing in nature will be reviewed annually.
A related person transaction reviewed under the policy will be considered approved or ratified if it is authorized by the audit committee after full disclosure of the related person’s interest in the transaction. As appropriate for the circumstances, the audit committee will review and consider:

•	the related person’s interest in the related person transaction;

•	the approximate dollar value of the amount involved in the related person transaction;

•	the approximate dollar value of the amount of the related person’s interest in the transaction without regard to the amount of any profit or loss;

•	whether the transaction was undertaken in the ordinary course of our business;

•	whether the terms of the transaction are no less favorable to us than terms that could have been reached with an unrelated third party;

•	the purpose of, and the potential benefits to us of, the transaction; and

•
any other information regarding the related person transaction or the related person in the context of the proposed transaction that would be material to investors in light of the circumstances of the particular transaction.

Our audit committee may approve or ratify the transaction only if the audit committee determines that, under all of the circumstances, the transaction is in, or is not inconsistent with, our best interests. Our audit committee may impose any conditions on the related person transaction that it deems appropriate.
In addition to the transactions that are excluded by the instructions to the SEC’s related person transaction disclosure rule, our board of directors has determined that the following transactions do not create a material direct or indirect interest on behalf of related persons and, therefore, are not related person transactions for purposes of this policy:

•
interests arising solely from the related person’s position as an executive officer of another entity (whether or not the person is also a director of such entity), that is a participant in the transaction, where (a) the related person and all other related persons own in the aggregate less than a 10% equity interest in such entity, (b) the related person and his or her immediate family members are not involved in the negotiation of the terms of the transaction and do not receive any special benefits as a result of the transaction and (c) the amount involved in the transaction equals less than the greater of $200,000 or 5% of the annual gross revenues of the company receiving payment under the transaction; and

•	a transaction that is specifically contemplated by provisions of our charter or bylaws.

The policy provides that transactions involving compensation of executive officers shall be reviewed and approved by our compensation committee in the manner specified in its charter.
We will disclose the terms of related person transactions in our filings with the SEC to the extent required. Other than as set forth below, since January 1, 2014, we have not been a party to, and we have no plans to be a party to, any transaction or series of similar transactions in which the amount involved exceeded or will exceed $120,000 and in which any current director, executive officer, holder of more than 5% of our capital stock, or any member of the immediate family of any of the foregoing, had or will have a direct or indirect material interest, other than in connection with the transactions described above.
Related Person Transaction
On April 21, 2014, we entered into a consulting agreement with B. Hagen Saville, our former Chief Executive Officer, pursuant to which Mr. Saville serves as a director of certain of our portfolio companies and as an officer and manager on the board of managers of Solutions Capital G.P., LLC. As compensation under the consulting agreement, we initially paid Mr. Saville $25,000 per calendar quarter for his services, which was reduced by amendment to $5,000 per calendar quarter, beginning with the fourth quarter of 2014. In addition, Mr. Saville was eligible for his pro rata allocation of the incentive pool available for distribution under the Solutions Capital GP, LLC Incentive Compensation Program, for which he received $308,333 for 2014. We also reimburse Mr. Saville for any reasonably documented, out-of-pocket expenses relating to the performance of the services under this agreement. The consulting agreement is terminable by either party on written notice.
Board Determination of Independence
Under applicable NASDAQ rules, a director will only qualify as an “independent director” if, in the opinion of our board of directors, that person does not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. The NASDAQ Marketplace Rules provide that a director of a business development company, or BDC, shall be considered to be independent if he or she is not an “interested person” of the Company, as defined in Section 2(a)(19) of the Investment Company Act of 1940, as amended, or the 1940 Act. Section 2(a)(19) of the 1940 Act defines an “interested person” to include, among other things, any person who has, or within the past two years had, a material business or professional relationship with us.
Our board of directors has determined that none of Kim D. Kelly, Richard W. Neu, Kenneth J. O’Keefe or Gavin Saitowitz, who currently comprise our audit, compensation and nominating and corporate governance committees (and three of whom serve on our investment and valuation committee), has a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director and that each of these directors is “independent” as that term is defined under NASDAQ Marketplace Rules.
In determining the independence of the directors listed above, our board of directors also considered each of the statutory requirements, codes and polices discussed in “Certain Relationships and Related Transactions; Policies and Procedures For Related Person Transactions.”

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.
Auditors’ Fees
The following table summarizes the fees of Ernst & Young LLP, our independent registered public accounting firm, billed for each of the last two fiscal years:

Fee Category	Fiscal Year Ended December 31, 2014 ($)	Fiscal Year Ended December 31, 2013 ($)
Audit Fees(1)	504,083	713,015
Audit-Related Fees(2)	—	34,592
Tax Fees(3)	3,200	5,150
All Other Fees(4)	—	—
Total Fees(5)	507,283	752,757
_________________

(1)
Audit fees include fees for services that normally would be provided by the independent registered public accounting firm in connection with statutory and regulatory filings or engagements and that generally only the independent registered public accounting firm can provide. In addition to fees for the audit of our annual financial statements, the audit of the effectiveness of our internal control over financial reporting and the review of our quarterly financial statements in accordance with generally accepted auditing standards, this category contains fees for comfort letters, statutory audits, consents, and assistance with and review of documents filed with the SEC.

(2)
Audit-related fees are assurance related services that traditionally are performed by the independent registered public accounting firm, such as attest services that are not required by statute or regulation, and which are not reported under “Audit Fees.”

(3)	Tax fees include corporate and subsidiary compliance and consulting.

(4)	Fees for other services would include fees for products and services other than the services reported above.

(5)	All fees set forth above were approved by our audit committee.
Pre-Approval Policies and Procedures
Our audit committee has adopted policies and procedures relating to the approval of all audit and non-audit services that are to be performed by our independent registered public accounting firm. This policy generally provides that we will not engage our independent registered public accounting firm to render audit or non-audit services unless the service is specifically approved in advance by our audit committee or the engagement is entered into pursuant to one of the pre-approval procedures described below.
Any requests for audit, audit-related, tax and other services that have not received general pre-approval must be submitted to the audit committee for specific pre-approval, irrespective of the amount, and cannot commence until such approval has been granted. Normally, pre-approval is provided at regularly scheduled meetings of the audit committee. However, in urgent cases, the audit committee chair may pre-approve audit and non-audit services (other than prohibited non-audit services), provided that the audit committee chair reports any pre-approval decisions to the audit committee at its next scheduled meeting. The audit committee does not delegate its responsibilities to pre-approve services performed by the independent registered accounting firm to management.
The audit committee has determined that the rendering of the services other than audit services currently being provided by Ernst & Young LLP is compatible with maintaining the independent registered public accounting firm’s independence.
Report of the Audit Committee
The audit committee has reviewed our audited consolidated financial statements for the fiscal year ended December 31, 2014 and has discussed these consolidated financial statements with our management and our independent registered public accounting firm. Management is responsible for the preparation of our consolidated financial statements and for maintaining an adequate system of disclosure controls and procedures and internal control over financial reporting for that purpose. Our independent registered public accounting firm is responsible for conducting an independent audit of our annual consolidated financial statements in accordance with generally accepted auditing standards and issuing a report on the results of their audit. The audit committee is responsible for providing independent, objective oversight of these processes.
The audit committee has discussed with our independent registered public accounting firm the matters required to be discussed by Auditing Standard No. 16, Communications with Audit Committees, issued by the Public Company Accounting Oversight Board.
Our independent registered public accounting firm also provided the audit committee with written disclosures and a letter required by the applicable requirements of the Public Company Accounting Oversight Board regarding the independent auditor’s communication with the audit committee concerning independence and has discussed with the independent auditor the independent auditor’s independence.
Based on the review and discussions referred to above, the audit committee recommended to our board of directors that the audited consolidated financial statements be included in our Annual Report on Form 10-K for the year ended December 31, 2014.
By the Audit Committee of the Board of Directors of MCG Capital Corporation:

Kim D. Kelly (Chairperson)
Kenneth J. O’Keefe
Gavin Saitowitz

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
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
*

*	Filed herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on April 29, 2015.

MCG CAPITAL CORPORATION

By:	/s/ KEITH KENNEDY
Keith Kennedy President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report on Form 10-K/A has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ KEITH KENNEDY	President and Chief Executive Officer (Principal Executive Officer)	April 29, 2015
Keith Kennedy
/s/ BEVERLY JANE ALLEY	Chief Financial Officer (Principal Financial and Accounting Officer)	April 29, 2015
Beverly Jane Alley
/s/ RICHARD W. NEU	Chairman of the Board and Director	April 29, 2015
Richard W. Neu
/s/ KIM D. KELLY	Director	April 29, 2015
Kim D. Kelly
/s/ KENNETH J. O’KEEFE	Director	April 29, 2015
Kenneth J. O’Keefe
/s/ GAVIN SAITOWITZ	Director	April 29, 2015
Gavin Saitowitz