Form 10-Q
period 2015-03-31
MCG CAPITAL CORP
filed 2015-04-29
CIK 1141299

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).    Yes ☐ No ☒
As of April 24, 2015, there were 37,074,117 shares of the registrant’s $0.01 par value Common Stock outstanding.

MCG CAPITAL CORPORATION
FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2015

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
MCG Capital Corporation
Consolidated Balance Sheets

(in thousands, except per share amounts)	March 31, 2015	December 31, 2014
	(unaudited)
Assets
Cash and cash equivalents	$115,863	$105,826
Cash, restricted	150	1,408
Investments at fair value
Non-affiliate investments (cost of $208,129 and $204,084, respectively)	50,134	46,096
Control investments (cost of $0 and $30,556, respectively)	—	29,236
Total investments (cost of $208,129 and $234,640, respectively)	50,134	75,332
Receivable for investment sold	13,095	—
Interest receivable	658	396
Other assets	1,018	835
Total assets	$180,918	$183,797

Liabilities	$4,780	$4,896
Commitments and contingencies (Note 10)
Stockholders’ equity
Preferred stock, par value $0.01, authorized 1 share, none issued and outstanding	—	—
Common stock, par value $0.01, authorized 200,000 shares on March 31, 2015 and December 31, 2014, 37,074 issued and outstanding on March 31, 2015 and 38,136 issued and outstanding on December 31, 2014	371	381
Paid-in capital	858,421	862,472
Distributions in excess of earnings	(524,658)	(524,644)
Net unrealized depreciation on investments	(157,996)	(159,308)
Total stockholders’ equity	176,138	178,901
Total liabilities and stockholders’ equity	$180,918	$183,797
Net asset value per common share at end of period	$4.75	$4.69

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

MCG Capital Corporation
Consolidated Statements of Operations
(unaudited)

	Three months ended
	March 31
(in thousands, except per share amounts)	2015	2014
Revenue
Interest and dividend income
Non-affiliate investments (less than 5% owned)	$1,311	$7,738
Affiliate investments (5% to 25% owned)	—	813
Control investments (more than 25% owned)	409	704
Total interest and dividend income	1,720	9,255
Advisory fees and other income
Non-affiliate investments (less than 5% owned)	234	78
Control investments (more than 25% owned)	—	13
Total advisory fees and other income	234	91
Total revenue	1,954	9,346
Operating expense
Interest expense	—	1,990
Employee compensation
Salaries and benefits	1,307	1,088
Amortization of employee restricted stock awards	104	306
Total employee compensation	1,411	1,394
General and administrative expense	830	1,639
Total operating expense	2,241	5,023
Net operating (loss) income before net investment gain (loss) and income tax (benefit) provision	(287)	4,323
Net realized gain (loss) on investments
Non-affiliate investments (less than 5% owned)	235	(4,488)
Control investments (more than 25% owned)	36	—
Total net realized gain (loss) on investments	271	(4,488)
Net unrealized appreciation (depreciation) on investments
Non-affiliate investments (less than 5% owned)	(7)	3,247
Affiliate investments (5% to 25% owned)	—	(15,510)
Control investments (more than 25% owned)	1,320	(6,387)
Other fair value adjustments	—	(117)
Total net unrealized appreciation (depreciation) on investments	1,313	(18,767)
Net investment gain (loss) before income tax provision	1,584	(23,255)
Income tax (benefit) provision	(2)	4
Net income (loss)	$1,299	$(18,936)
Income (loss) per basic and diluted common share	$0.03	$(0.27)
Cash distributions declared per common share	$—	$0.125
Weighted-average common shares outstanding—basic and diluted	37,347	69,395

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

MCG Capital Corporation
Consolidated Statements of Changes in Net Assets
(unaudited)

	Three months ended
	March 31
(in thousands, except per share amounts)	2015	2014
Increase (decrease) in net assets from operations
Net operating (loss) income before net investment gain (loss) and income tax benefit (provision)	$(287)	$4,323
Net realized gain (loss) on investments	271	(4,488)
Net unrealized appreciation (depreciation) on investments	1,313	(18,767)
Income tax benefit (provision)	2	(4)
Net income (loss)	1,299	(18,936)
Distributions to stockholders
Distributions declared from net operating income	—	(5,175)
Distributions declared in excess of net operating income	—	(3,514)
Net decrease in net assets resulting from stockholder distributions	—	(8,689)
Capital share transactions
Repurchase of common stock	(4,175)	(10,589)
Amortization of restricted stock awards
Employee awards accounted for as employee compensation	104	306
Non-employee director awards accounted for as general and administrative expense	12	17
Common stock withheld to pay taxes applicable to the vesting of restricted stock	(3)	(16)
Net decrease in net assets resulting from capital share transactions	(4,062)	(10,282)
Total decrease in net assets	(2,763)	(37,907)
Net assets
Beginning of period	178,901	333,954
End of period	$176,138	$296,047
Net asset value per common share at end of period	$4.75	$4.37
Common shares outstanding at end of period	37,074	67,745

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

MCG Capital Corporation
Consolidated Statements of Cash Flows
(unaudited)

	Three months ended
	March 31
(in thousands)	2015	2014
Cash flows from operating activities
Net income (loss)	$1,299	$(18,936)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Investments in portfolio companies	(515)	(5,193)
Principal collections related to investment repayments or sales	20,735	24,183
Decrease (increase) in interest receivable, accrued payment-in-kind interest and dividends	6,301	(360)
Increase in receivable for investment sold	(13,095)	—
Amortization of restricted stock awards
Employee	104	306
Non-employee director	12	17
Decrease in cash—securitization accounts from interest collections	—	1,399
Decrease (increase) in restricted cash—escrow accounts	1,125	(1,124)
Depreciation and amortization	8	294
(Increase) decrease in other assets	(192)	2
Decrease in other liabilities	(116)	(2,353)
Realized (gain) loss on investments	(271)	4,488
Net unrealized (appreciation) depreciation on investments	(1,313)	18,767
Net cash provided by operating activities	14,082	21,490
Cash flows from financing activities
Repurchase of common stock	(4,175)	(10,589)
Payments on borrowings	—	(25,172)
Decrease in cash in restricted and securitization accounts
Securitization accounts for repayment of principal on debt	—	12,479
Restricted cash	133	2,250
Distributions paid	—	(8,689)
Common stock withheld to pay taxes applicable to the vesting of restricted stock	(3)	(16)
Net cash used in financing activities	(4,045)	(29,737)
Net increase (decrease) in cash and cash equivalents	10,037	(8,247)
Cash and cash equivalents
Beginning balance	105,826	91,598
Ending balance	$115,863	$83,351
Supplemental disclosure of cash flow information
Interest paid	$—	$3,452
Income taxes paid	76	—
Paid-in-kind interest accrued	79	1,645
Paid-in-kind interest collected	242	2,060
Dividend income collected	6,401	183

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

MCG Capital Corporation
Consolidated Schedule of Investments
March 31, 2015
(dollars in thousands)
			Interest Rate(4)					Fair Value
Portfolio Company	Industry	Investment	Current	PIK	Total	Principal	Cost

Non-Affiliate Investments (less than 5% owned):
Broadview Networks Holdings, Inc.(5)	Communications	Common Stock (132,779 shares)(3)					$159,579	$235
		Series A-1 Warrant to purchase Common Stock (expire 11/20)(3)					—	—
		Series A-2 Warrant to purchase Common Stock (expire 11/20)(3)					—	—
C7 Data Centers, Inc.	Business Services	Senior Debt (Due 9/19)	9.5%	—	9.5%	$14,341	14,182	14,182
GMC Television Broadcasting, LLC(1)	Broadcasting	Senior Debt (Due 12/16)	4.3%	—	4.3%	10,203	7,877	9,226
Pharmalogic Holdings Corp.(6)	Healthcare	Senior Debt (Due 12/17)	8.5%	—	8.5%	17,500	17,500	17,500
South Bay Mental Health Center, Inc.	Healthcare	Subordinated Debt (Due 10/17)	12.0%	2.5%	14.5%	9,088	8,991	8,991
Total Investments							$208,129	$50,134

MCG Capital Corporation
Consolidated Schedule of Investments
December 31, 2014
(dollars in thousands)
			Interest Rate(4)					Fair Value
Portfolio Company	Industry	Investment	Current	PIK	Total	Principal	Cost

Control Investments(2):
RadioPharmacy Investors, LLC(1)	Healthcare	Senior Debt (Due 12/16)	9.5%	—	9.5%	$17,195	$17,192	$17,192
		Preferred LLC Interest (19.7%, 70,000 units)(3)					13,364	12,044
Total control investments (represents 38.8% of total investments at fair value)							30,556	29,236
Non-Affiliate Investments (less than 5% owned):
Broadview Networks Holdings, Inc.(5)	Communications	Common Stock (132,779 shares)(3)					159,579	266
		Series A-1 Warrant to purchase Common Stock (expire 11/20)(3)					—	—
		Series A-2 Warrant to purchase Common Stock (expire 11/20)(3)					—	—
C7 Data Centers, Inc.	Business Services	Senior Debt (Due 9/19)	9.5%	—	9.5%	14,341	14,172	14,172
GMC Television Broadcasting, LLC(1)	Broadcasting	Senior Debt (Due 12/16)	4.3%	—	4.3%	10,203	7,873	9,198
Industrial Safety Technologies, LLC	Manufacturing	Subordinated Debt (Due 6/19)	9.5%	2.0%	11.5%	7,219	7,130	7,130
Intrafusion Holding Corp.	Healthcare	Subordinated Debt (Due 6/18)	13.6%	—	13.6%	6,500	6,404	6,404
South Bay Mental Health Center, Inc.	Healthcare	Subordinated Debt (Due 10/17)	12.0%	2.5%	14.5%	9,031	8,926	8,926
Total non-affiliate investments (represents 61.2% of total investments at fair value)							204,084	46,096
Total Investments							$234,640	$75,332
__________________________________

(1)	Includes securities issued by one or more of the portfolio company’s affiliates.

(2)	Control investments represent companies in which we own more than 25% of the portfolio company’s voting securities.

(3)	Equity security is non-income producing at period-end.

(4)
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

(5)
Broadview Networks Holdings, Inc.’s financial statements are currently publicly available and may be accessed on-line using either the company’s website (www.broadviewnet.com) or using the EDGAR System available on the SEC’s website (www.sec.gov). In April 2015, we entered in to an agreement to sell our equity investments in Broadview Networks Holdings, Inc. for $235 thousand.

(6)
In connection with the sale of RadioPharmacy, we amended and restated our existing senior secured debt and provided first lien financing consisting of a $17.5 million term loan and a $1.0 million revolver at an interest rate of 8.5% due in December 2017.

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
On April 28, 2015, we entered into an agreement and plan of merger with PennantPark Floating Rate Capital Ltd., or PennantPark, two of its wholly-owned subsidiaries and, solely for limited purposes, its investment advisor, pursuant to which PennantPark Floating Rate Capital Ltd. will acquire all outstanding shares of MCG in a stock and cash transaction. The closing of the transaction is expected to occur in the third quarter of 2015. See Note 13—Subsequent Events for further information about the pending transaction.
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
Taxable Subsidiaries—We currently qualify as a regulated investment company, or RIC, for federal income tax purposes and, therefore, are not required to pay corporate income taxes on any income or gains that we distribute to our stockholders. We have certain wholly owned taxable subsidiaries, or Taxable Subsidiaries, each of which has held one or more portfolio investments previously listed on our Consolidated Schedules of Investments. The purpose of these Taxable Subsidiaries was to permit us to hold portfolio companies organized as limited liability companies, or LLCs, or other forms of pass-through entities and still satisfy the RIC tax requirement that at least 90% of our gross revenue for income tax purposes must consist of investment income. Absent the Taxable Subsidiaries, a portion of the gross income of any LLC or other pass-through entity portfolio investment would flow through directly to us, and be included in the calculation of the 90% test. To the extent that such income did not consist of investment income, it could jeopardize our ability to qualify as a RIC and, therefore, cause us to incur significant federal income taxes. The income of the LLCs or other pass-through entities owned by Taxable Subsidiaries is taxed to the Taxable Subsidiaries and does not flow through to us, thereby helping us preserve our RIC status and resultant tax advantages. We do not consolidate the Taxable Subsidiaries for income tax purposes and they may generate income tax expense because of the Taxable Subsidiaries’ ownership of the portfolio companies. We reflect any such income tax expense on our Consolidated Statements of Operations.
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
Basis of Presentation and Use of Estimates
These unaudited financial statements and the accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP, and conform to Regulation S-X under the Securities Exchange Act of 1934, as amended. We believe we have made all necessary adjustments so that the financial statements are presented fairly and that all such adjustments are of a normal recurring nature. We eliminated all significant intercompany balances. In accordance with Article 6 of Regulation S-X of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, we do not consolidate portfolio company investments, including those in which we have a controlling interest. Further, in connection with the preparation of these Condensed

Consolidated Financial Statements, we have evaluated subsequent events that occurred after the balance sheet date as of March 31, 2015 through the date these financial statements were issued.
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
NOTE 2—INVESTMENT PORTFOLIO
The following table summarizes the composition of our investment portfolio at cost and fair value:

	COST BASIS				FAIR VALUE BASIS
	March 31, 2015		December 31, 2014		March 31, 2015		December 31, 2014
(dollars in thousands)	Investments at Cost	% of Total Portfolio	Investments at Cost	% of Total Portfolio	Investments at Fair Value	% of Total Portfolio	Investments at Fair Value	% of Total Portfolio
Debt Investments
Senior secured debt	$39,559	19.0%	$39,237	16.7%	$40,908	81.6%	$40,562	53.8%
Subordinated secured debt	8,991	4.3	22,460	9.6	8,991	17.9	22,460	29.8
Total debt investments	48,550	23.3	61,697	26.3	49,899	99.5	63,022	83.6
Equity investments
Preferred	—	—	13,364	5.7	—	—	12,044	16.0
Common/common equivalents	159,579	76.7	159,579	68.0	235	0.5	266	0.4
Total equity investments	159,579	76.7	172,943	73.7	235	0.5	12,310	16.4
Total investments	$208,129	100.0%	$234,640	100.0%	$50,134	100.0%	$75,332	100.0%
Our debt instruments bear contractual interest rates ranging from 4.3% to 14.5%, a portion of which may be in the form of paid-in-kind interest, or PIK. As of March 31, 2015, approximately 82.0% of the fair value of our loan portfolio had variable interest rates, based on a London Interbank Offer Rate, or LIBOR, benchmark or the prime rate, and 18.0% of the fair value of our loan portfolio had fixed interest rates. As of March 31, 2015, approximately 62.9% of our loan portfolio, at fair value, had LIBOR floors of 2.0% on a LIBOR-based index or prime floors between 2.0% and 3.3%. At origination, our loans generally have four- to six-year stated maturities. Borrowers typically pay an origination fee based on a percent of the total commitment and a fee on undrawn commitments.
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
As of each of March 31, 2015 and December 31, 2014, our portfolio contained no loans that were more than 90 days past due or on non-accrual status.
The following table summarizes our investment portfolio by industry at fair value:

	March 31, 2015		December 31, 2014
(dollars in thousands)	Investments at Fair Value	Percent of Total Portfolio	Investments at Fair Value	Percent of Total Portfolio
Healthcare	$26,491	52.8%	$44,566	59.2%
Business services	14,182	28.3	14,172	18.8
Broadcasting	9,226	18.4	9,198	12.2
Other(a)	235	0.5	7,396	9.8
Total	$50,134	100.0%	$75,332	100.0%
______________________ (a) No individual industry within this category exceeds 1%.
We provide financial support to our portfolio companies for investment purposes in the form of originations or draws and advances. Originations represent financial support for which we have not been previously contractually required to provide and draws and advances represent financial support for which we have been previously contractually required to provide. During the three months ended March 31, 2015, we made advances to our portfolio companies of $0.4 million and no originations.
As of March 31, 2015, we have commitments to invest an additional $1.0 million to our portfolio companies. See Note 10—Commitments and Contingencies.
Receivable for investment sold
On March 31, 2015, pursuant to a definitive agreement dated as of January 17, 2015, we completed the sale through a merger of 100% of our equity interest in RadioPharmacy Investors, LLC’s subsidiary, Pharmalogic Holdings Corp., to a private equity buyer. On March 31, 2015, the proceeds from the sale in the amount of $13.1 million were wired to a third party acting as the buyer's funding agent. Due to a delay in the receipt of the proceeds, the funding agent was unable to disburse the proceeds to us before the close of business on March 31, 2015. We received the proceeds in full on April 1, 2015. As of March 31, 2015, we have recorded the sale of our equity investment and a receivable for the proceeds on our Consolidated Balance Sheet.
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
Assets Measured at Fair Value on a Recurring Basis
The following table presents the assets that we report at fair value on our Consolidated Balance Sheets by fair value hierarchy:

	March 31, 2015
(in thousands)	Internal Models with Significant		Total Fair Value Reported in Consolidated Balance Sheet
	Observable Market Parameters (Level 2)	Unobservable Market Parameters (Level 3)
Non-affiliate investments
Senior secured debt	$—	$40,908	$40,908
Subordinated secured debt	—	8,991	8,991
Common/common equivalents	235	—	235
Total assets at fair value	$235	$49,899	$50,134
As of March 31, 2015, we had no investments that had quoted market prices in active markets that we would categorize as Level 1 investments under ASC 820. Cash and cash equivalents are carried at cost which approximates fair value and are Level 1 assets. Interest receivable is carried at cost which approximates fair value.
Valuation Methodologies and Procedures
As required by the 1940 Act, we classify our investments by level of control. Control investments include both majority-owned control investments and non-majority owned control investments. A majority-owned control investment represents a security in which we own more than 50% of the voting interest of the portfolio company and generally control its board of directors. A non-majority owned control investment represents a security in which we own 25% to 50% of the portfolio company’s voting equity. As of each of March 31, 2015 and December 31, 2014, our portfolio contained no non-majority control investments. Non-control investments represent both affiliate and non-affiliate securities for which we do not have a controlling interest. Affiliate investments represent securities in which we own 5% to 25% of the portfolio company’s equity. Non-affiliate investments represent securities in which we own less than 5% of the portfolio company’s equity.

•
Majority-Owned Control Investments—As of March 31, 2015, we had no majority-owned control investments. Market quotations are not readily available for these investments; therefore, we use a combination of market and income approaches to determine their fair value. Typically, private companies are bought and sold based on multiples of earnings before interest, taxes, depreciation and amortization, or EBITDA, cash flows, net income, revenues or, in limited cases, book value. Generally, we apply multiples that we observe for other comparable companies to relevant financial data for the portfolio company in question. Also, in a limited number of cases, we use income approaches to determine fair value, based on our projections of the discounted future free cash flows that the portfolio company will likely generate, as well as industry derived capital costs. Our valuation approaches for majority-owned investments estimate the value upon a hypothetical sale or exit and then allocates such value to the investment's securities in order of their relative liquidation preference. In addition, we assume that any outstanding debt or other securities that are senior to our securities are required to be repaid at par. These valuation approaches consider the value of our ability to control the portfolio company’s capital structure and the timing of a potential exit.

•
Non-Control Investments—As of March 31, 2015, our entire investment portfolio is comprised of non-control investments. Quoted prices are not available for 99.5% of our non-control investments as of March 31, 2015. For our non-control equity investments, we use the same market and income approaches used to value our control investments. For non-control debt investments for which no quoted prices are available, we estimate fair value using a market-yield approach based on the expected future cash flows discounted at the loans’ effective interest rates, based on our estimate of current market rates. We may adjust discounted cash flow calculations to reflect other market conditions or the perceived credit risk of the borrower. In the event the fair value of a non-control debt investment, as determined by the same market or income approach used to value our control investments, is below our cost, we estimate the fair value using the market or income approach.

•
Thinly Traded and Over-the-Counter Securities—Generally, we value securities that are traded in the over-the-counter market or on a stock exchange at the average of the prevailing bid and ask prices on the date of the relevant period end. However, we may apply a discount to the market value of restricted or thinly-traded public securities to reflect the impact that these restrictions have on the value of these securities. We review factors, including the trading volume, total securities outstanding and our percentage ownership of securities to determine whether the trading levels are active (Level 1) or inactive (Level 2). As of March 31, 2015, these securities represented 0.5% of our investment portfolio. We utilize independent pricing services to arrive at certain of our fair value estimates. To corroborate “bid/ask” quotes from independent pricing services we perform a market-yield approach to validate prices obtained or obtain other evidence.

Our valuation analyses incorporate the impact that key events could have on the securities’ values, including public and private mergers and acquisitions, purchase transactions, public offerings, letters of intent and subsequent debt or equity sales. Our valuation analyses also include key external data, such as market changes and industry valuation benchmarks. Our general practice is to obtain an independent valuation or review of valuation at least once per year for each portfolio investment that had a fair value in excess of $5.0 million, unless the fair value has otherwise been derived through a sale of some or all of our investment in the portfolio company or is a new investment made within the last twelve months. In total, as of March 31, 2015, we either obtained a valuation or review from an independent firm, considered new investments made, pending sales of the investments or used market quotes in the preceding twelve-month period to calculate 100.0% of our investment portfolio, calculated on a fair value basis.
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
Changes in Level 3 Fair Value Measurements
We classify securities in the Level 3 valuation hierarchy based on the significance of the unobservable factors to the overall fair value measurement. Our fair value approach for Level 3 securities primarily uses unobservable inputs, but may also include observable, actively quoted components derived from external sources. Accordingly, the gains and losses in the table below include fair value changes due, in part, to observable factors. Additionally, we transfer investments in and out of Level 1, 2 and 3 securities as of the ending balance sheet date, based on changes in the use of observable and unobservable inputs utilized to perform the valuation for the period. During the three months ended March 31, 2015, there were no transfers in or out of Level 1, 2 or 3. During the three months ended March 31,

2014, our investment in Broadview Networks Holdings, Inc. was transferred from level 3 to level 2, because its common stock began trading in an inactive market.
The following table provides a reconciliation of fair value changes during the three months ended March 31, 2015 for all investments for which we determine fair value using unobservable (Level 3) factors:

(in thousands)	Fair value measurements using unobservable inputs (Level 3)
	Non-affiliate Investments	Control Investments	Total
Fair value as of December 31, 2014
Senior secured debt	$23,370	$17,192	$40,562
Subordinated secured debt	22,460	—	22,460
Preferred equity	—	12,044	12,044
Total fair value as of December 31, 2014	45,830	29,236	75,066
Realized/unrealized gain (loss)
Senior secured debt	158	—	158
Subordinated secured debt	100	—	100
Preferred equity	—	1,357	1,357
Total realized/unrealized gain	258	1,357	1,615
Issuances
Senior secured debt	17,515	(17,192)	323
Subordinated secured debt	272	—	272
Total issuances	17,787	(17,192)	595
Settlements
Senior secured debt	(135)	—	(135)
Subordinated secured debt	(13,841)	—	(13,841)
Total settlements	(13,976)	—	(13,976)
Sales
Preferred equity	—	(13,401)	(13,401)
Total sales	—	(13,401)	(13,401)
Fair value as of March 31, 2015
Senior secured debt	40,908	—	40,908
Subordinated secured debt	8,991	—	8,991
Preferred equity	—	—	—
Total fair value as of March 31, 2015	$49,899	$—	$49,899
There were no purchases of level 3 investments during the three months ended March 31, 2015.

The following table provides a reconciliation of fair value changes during the three-month period ended March 31, 2014 for all investments for which we determine fair value using unobservable (Level 3) factors:

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

Unrealized (Depreciation) Appreciation of Level 3 Investments
The following table summarizes the unrealized appreciation (depreciation) that we recognized on those investments for which we determined fair value using unobservable inputs (Level 3) for the three months ended March 31, 2015 and 2014:

	Three months ended March 31, 2015				Three months ended March 31, 2014
(in thousands)	Non-affiliate Investments	Affiliate Investments	Control Investments	Total	Non-affiliate Investments	Affiliate Investments	Control Investments	Total
Change in unrealized appreciation (depreciation)
Senior secured debt	$23	$—	$—	$23	$106	$(14,976)	$(49)	$(14,919)
Subordinated secured debt	—	—	—	—	(33)	—	—	(33)
Preferred equity	—	—	1,320	1,320	2,719	(381)	(6,339)	(4,001)
Common/common equivalents equity	—	—	—	—	297	(152)	—	145
Total change in unrealized appreciation (depreciation) on Level 3 investments	$23	$—	$1,320	$1,343	$3,089	$(15,509)	$(6,388)	$(18,808)
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
The following table summarizes the significant unobservable inputs in the fair value measurements of our level 3 investments by category of investment and valuation technique as of March 31, 2015:

($ in thousands)	Fair Value	Valuation Techniques	Unobservable Inputs	Range		Weighted Average
				Minimum	Maximum
Senior debt	$40,908	Discounted Cash Flow	Market Interest Rate	6.5%	7.8%	7.1%
		Pending Transactions	Pending Transactions	N/A	N/A	N/A
Subordinated debt	8,991	Discounted Cash Flow	Market Interest Rate	14.5%	14.5%	14.5%
	$49,899
NOTE 4—CONCENTRATIONS OF INVESTMENT RISK
During the three months ended March 31, 2015, we had concentrations in certain industries, including the healthcare, business services and broadcasting industries. The following table summarizes our fair value and revenue concentrations in each of those industries:

	Investments at fair value				Revenue for the three months ended
	March 31, 2015		December 31, 2014		March 31, 2015		March 31, 2014
(dollars in thousands)	Amount	% of Total Portfolio	Amount	% of Total Portfolio	Amount	% of Total Revenue	Amount	% of Total Revenue
Industry
Healthcare	$26,491	52.8%	$44,566	59.2%	$1,101	56.3%	$2,131	22.8%
Business services	14,182	28.3	14,173	18.8	350	17.9	1,715	18.4
Broadcasting	9,226	18.4	9,198	12.2	126	6.4	164	1.8
Total	$49,899	99.5	$67,937	90.2	$1,577	80.6	$4,010	43.0

NOTE 5—BORROWINGS
As of March 31, 2015 and December 31, 2014, we had no outstanding borrowings or borrowing facilities.
As a BDC, we are not permitted to incur indebtedness or issue senior securities, including preferred stock, unless immediately after such borrowing we have an asset coverage for total borrowings (which excluded our SBIC debentures) of at least 200%. In addition, we may not be permitted to declare any cash dividend or other distribution on our outstanding common shares, or purchase any such shares, unless, at the time of such declaration or purchase, we have an asset coverage ratio of at least 200% after deducting the amount of such dividend, distribution or purchase price. During the three months ended March 31, 2014, we had the following borrowing facilities:
SBIC Debentures
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
Bank of America Unsecured Revolver
In November 2012, we obtained an unsecured revolving credit facility with Bank of America, N.A. in the principal amount of $20.0 million. On April 21, 2014, we terminated our undrawn unsecured revolving credit facility with Bank of America, N.A.
MCG Commercial Loan Trust 2006-1
As of December 31, 2013, we had $25.2 million of securitized Class D Notes outstanding under the MCG Commercial Loan Trust 2006-1, or 2006-1 Trust, which was secured by $76.3 million of loans and equity investments and $13.9 million of cash. We retained all of the equity in the securitization. In November 2013, we directed the trustee to redeem the remaining notes on the next quarterly payment date and, on January 21, 2014, we repaid the Class D Notes in full and the loan and equity investments held by the 2006-1 Trust were transferred back to MCG, the parent.
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
Stock Repurchases
The following table summarizes our stock repurchases under our stock repurchase programs for the three months ended March 31, 2015.

Three months ended March 31, 2015
Dollar amount repurchased (in thousands)	$4,175
Shares repurchased	1,061,075
Average price per share	$3.93
Discount to quarterly weighted average net asset value per share	16.1%
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
Restricted Stock
We requested and received the assurance of the staff of the Division of Investment Management that it would not recommend enforcement action to the SEC under the 1940 Act or Rule 17d-1 thereunder if we engage in a stock repurchase program and agree not to issue additional restricted stock under any compensation plan unless such issuance, together with all restricted stock outstanding under all compensation plans, does not exceed 10% of our outstanding common stock at the time of such issuance less the total number of shares previously issued, in the aggregate, pursuant to all compensatory plans. Although as of March 31, 2015, there were 1,426,811 shares of our common stock available for issuance under our Third Amended and Restated 2006 Employee Restricted Stock Plan, or 2006 Plan, no shares of restricted stock could be issued under our 2006 Plan or our Third Amended and Restated 2006 Non-Employee Director Restricted Stock Plan, or 2006 Non-Employee Plan, because the 10% threshold set forth in the SEC's order had been reached due to shares we repurchased under our stock repurchase program.
Distributions
The following table summarizes our distributions per share declared since January 1, 2014:

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
During each of the three months ended March 31, 2015 and 2014, no shares of restricted stock were issued under the 2006 Plan.
During each of the three months ended March 31, 2015 and 2014, we recognized $0.1 million and $0.3 million, respectively, of compensation expense related to share-based compensation awards. As of March 31, 2015, all the restricted share awards for which forfeiture provisions had not lapsed carried non-forfeitable dividend rights to the holder of the restricted shares. As of March 31, 2015, we had $0.4 million of unrecognized compensation cost related to restricted common stock awarded to employees. We expect to recognize the remaining costs over the remaining weighted-average requisite service period of 1.0 years.

Non-Employee Director Share-Based Compensation
During June 2006, our stockholders initially approved the 2006 Non-Employee Plan which was subsequently amended and restated. In May 2010, our stockholders approved an amendment to the 2006 Non-Employee Plan that increased the number of shares we may award to non-employee members of our board of directors from 100,000 to 150,000 shares. During each of the three months ended March 31, 2015 and 2014, no shares of restricted stock were issued to non-employee directors. Our board of directors has waived the right to an automatic award of 7,500 shares of restricted stock, previously awarded to non-employee directors upon the commencement of each three-year term of board service.  During each of the three months ended March 31, 2015 and 2014, we recognized less than $0.1 million of compensation costs related to share-based awards to non-employee directors. We include this compensation cost in general and administrative expense on our Consolidated Statements of Operations. As of March 31, 2015, we had less than $0.1 million of unrecognized compensation cost related to restricted common stock awarded to non-employee directors, which we expect to recognize over the remaining weighted-average requisite service period of 1.0 years.
Summary of Employee and Non-Employee Director Share-Based Compensation
The following table summarizes our restricted stock award activity during the three months ended March 31, 2015:

	Shares	Weighted-Average Grant Date Fair Value per Share
Subject to forfeiture provisions as of December 31, 2014	368,120	$4.45
Awarded	—	$—
Forfeiture provision satisfied	(11,565)	$4.81
Forfeited	—	$—
Subject to forfeiture provisions as of March 31, 2015	356,555	$4.44
NOTE 8—INCOME TAXES
We use the asset and liability method to account for our Taxable Subsidiaries' income taxes. Using this method, we recognize deferred tax assets and liabilities for the estimated future tax effects attributable to temporary differences between financial reporting and the tax basis of assets and liabilities. In addition, we recognize deferred tax benefits associated with net operating carryforwards that we may use to offset future tax obligations. We measure deferred tax assets and liabilities using the enacted tax rates expected to apply to taxable income in the years in which we expect to recover or settle those temporary differences. During the three months ended March 31, 2015, we recorded an income tax benefit of less than $0.1 million, which was primarily attributable to a refund received by one of our Taxable Subsidiaries. During the three months ended March 31, 2014, we recorded an income tax provision of less than $0.1 million, which was primarily attributable to flow-through taxable income on certain investments held by our subsidiaries.
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
Taxation as a RIC
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
Distributions
From December 2001 through March 31, 2015, we declared aggregate per share distributions of $14.13. Each year, we mail statements on Form 1099-DIV to our stockholders that identify whether we made distributions from ordinary income, net capital gains on the sale of securities, each of which are taxable distributions, and/or a return of paid-in-capital surplus, which is a nontaxable distribution. A portion of our distributions may represent a return of capital to our stockholders, to the extent that the total distributions paid in a given year exceed current and accumulated taxable earnings and profits. All or a portion of the distributions that we paid to stockholders during fiscal years 2014, 2013, 2012, 2011, 2008, 2006, 2005, 2004 and 2003 represented a return of capital.
We determine the tax attributes of our distributions as of the end of our fiscal year based upon our taxable income for the full year and distributions paid during the full year. Therefore, a determination of tax attributes made on a quarterly basis may not be representative of the actual tax attributes of distributions for a full year. There were no distributions declared from January 1, 2015 through March 31, 2015. As of March 31, 2015, we have calculated an income tax loss for the full year resulting in no requirement for distributions. Future distributions will take into account the requirements for us to distribute the majority of our taxable income to fulfill our distribution requirements as a RIC, together with an assessment of our gains and losses recognized or to be recognized for tax purposes, portfolio transactional events, liquidity, cash earnings and our asset coverage ratio at the time of such decision.
Capital Loss Carryforwards
On December 22, 2010, the Regulated Investment Company Modernization Act of 2010, or the Modernization Act, was enacted, which changed various technical rules governing the tax treatment of RICs. The changes are generally effective for taxable years beginning after the date of enactment. One of the more prominent changes addresses capital loss carryforwards. Under the Modernization Act, each RIC will be permitted to carry forward capital losses incurred in taxable years beginning after the date of enactment for an unlimited period. However, any losses incurred during those subsequent taxable years will be required to be utilized prior to the losses incurred in pre-enactment taxable years, which carry an expiration date. As a result of this ordering rule, pre-enactment capital loss carryforwards may be more likely to expire unused. Additionally, post-enactment capital loss carryforwards will retain their character as either short-term or long-term capital losses rather than being considered all short-term as permitted under previous regulation. For the tax years ended December 31, 2014, 2013, 2012 and 2011, we have total net capital losses of $174.5 million which have no expiration and will be carried forward indefinitely to offset future net capital gains. Capital loss carryforwards from tax years 2009 of $54.2 million and 2010 of $5.2 million will expire December 31, 2017 and December 31, 2018, respectively, unless utilized to offset future net capital gains prior to those expiration dates to the extent permitted by federal tax law.

Pursuant to Section 382 of the Internal Revenue Code, if an “ownership change” (generally defined as a greater than 50% change by value in our stock ownership within a three-year period) occurs or has occurred, our ability to use our pre-change net capital loss carryforwards and certain other pre-change tax attributes to offset our post-change income may be limited. Similar rules and limitations may apply for state tax purposes as well.
NOTE 9—EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted income per common share for the three months ended March 31, 2015 and 2014:

(dollars in thousands, except per share amounts)	Three months ended March 31,
	2015	2014
Numerator for basic and diluted earnings per share
Net income (loss)	$1,299	$(18,936)
Less: Dividends declared—common and restricted shares	—	(8,689)
Undistributed income (loss)	1,299	(27,625)
Percentage allocated to common shares(a)	99.0%	100.0%
Undistributed earnings—common shares	1,286	(27,625)
Add: Dividends declared—common shares	—	8,689
Numerator for common shares outstanding excluding participating shares	1,286	(18,936)
Numerator for participating unvested shares only	13	—
Numerator for basic and diluted earnings per share—total	$1,299	$(18,936)
Denominator for basic and diluted weighted-average shares outstanding
Common shares outstanding	36,979	69,395
Participating unvested shares(b)	368	—
Basic and diluted weighted-average common shares outstanding—total	37,347	69,395
Earnings (loss) per share—basic and diluted
Excluding participating unvested shares	$0.03	$(0.27)
Including participating unvested shares	$0.03	$(0.27)

(a) Basic and diluted weighted-average common shares:
Weighted-average common shares outstanding	36,979	69,395
Weighted-average restricted shares(b)	368	—
Total basic and diluted weighted-average common shares	37,347	69,395
Percentage allocated to common shares	99.0%	100.0%
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
NOTE 10—COMMITMENTS AND CONTINGENCIES
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
We do not report the unused portions of these commitments on our Consolidated Balance Sheets. As of March 31, 2015 and December 31, 2014, we had $1.0 million and $2.0 million, respectively, of outstanding unused loan commitments. We estimate that as of each of March 31, 2015 and December 31, 2014, the fair value of these commitments was less than $0.1 million based on the fees that we currently charge to enter into similar arrangements, taking into account the creditworthiness of the counterparties. As of March 31, 2015 and December 31, 2014, we had no outstanding guarantees or standby letters of credit.
Lease Obligation
The lease on our headquarters in Arlington, Virginia has a term from December 2014 through December 2015. The base rent for the lease is $0.7 million per year with a $0.2 million rent credit. The base rent will not increase during the term of the lease. As of March 31, 2015, our obligation for the remaining term of the lease is $0.5 million, all of which will be payable during the next twelve months.

NOTE 11—FINANCIAL HIGHLIGHTS
The following schedule summarizes our financial highlights for the three months ended March 31, 2015 and 2014:

	Three months ended
(in thousands, except per share amounts)	March 31
	2015	2014
Per share data
Net asset value at beginning of period(a)	$4.69	$4.74
Net income (loss)(b)
Net operating (loss) income before net investment gain (loss) and income tax (benefit) provision	(0.01)	0.06
Net realized gain (loss) on investments	0.01	(0.06)
Net unrealized appreciation (depreciation) on investments	0.03	(0.27)
Net income (loss)	0.03	(0.27)
Net decrease in net assets resulting from distributions
Distributions declared from net operating income	—	(0.08)
Distributions declared in excess of net operating income	—	(0.05)
Net decrease in net assets resulting from distributions	—	(0.13)
Net increase in net assets relating to stock-based transactions
Repurchase of common stock(b)	0.03	0.02
Net increase in stockholders’ equity from restricted stock amortization(b)	—	0.01
Net increase in net assets relating to stock-based transactions	0.03	0.03
Net asset value at end of period(a)	4.75	4.37
Market price per share
Beginning of period	$3.83	$4.26
End of period	$3.96	$3.79
Total Return(c)	3.39%	-8.10%
Shares of Common Stock Outstanding
Weighted-average—basic and diluted	37,347	69,395
End of period	37,074	67,745
Net assets
Average	$175,911	$325,898
End of period	$176,138	$296,047
Ratios (annualized)
Operating expenses to average net assets	5.17%	6.25%
Net operating income to average net assets	-0.66%	5.38%
General and administrative expense to average net assets	1.91%	2.04%
Return on average equity	2.99%	-23.56%
__________________ (a) Based on total number of shares outstanding.
(b) Based on weighted-average number of shares outstanding.
(c) Total return = [(ending market price per share – beginning market price per share + dividends paid per share) / beginning market price per share].
NOTE 12—SIGNIFICANT SUBSIDIARY
We have determined that for the three months ended March 31, 2014, RadioPharmacy Investors, LLC, or RadioPharmacy, was an unconsolidated portfolio company that met the conditions of a significant subsidiary and therefore, we are presenting unaudited summarized financial information of RadioPharmacy. RadioPharmacy is a private company, which had prepared financial statements in accordance with GAAP but not in accordance with Regulation S-X.

RadioPharmacy is a nuclear compounding pharmacy for regional hospitals and imaging centers. During the three months ended March 31, 2014, we recognized $0.6 million of total revenue from our investment in RadioPharmacy. The following table sets forth summarized balance sheet information for RadioPharmacy as of March 31, 2014.

(in thousands)	March 31, 2014
(unaudited)
Assets:
Total current assets	$6,553
Total non-current assets	19,713
Total assets	$26,266

Liabilities and Stockholders' Equity:
Current liabilities	$4,167
Long-term liabilities	19,728
Preferred stock	1
Other stockholders' equity	2,370
Total liabilities and stockholders' equity	$26,266
The following table sets forth summarized income statement information for RadioPharmacy for the three months ended March 31, 2014.

Three months ended March 31,
(in thousands)	2014
(unaudited)
Sales	$6,470
Gross margin	$3,737
Net income	$25
NOTE 13—SUBSEQUENT EVENTS
On April 28, 2015, we signed a definitive merger agreement with PennantPark, PFLT Panama, LLC, PFLT Funding II, LLC and PennantPark Investment Advisers, LLC. Pursuant to the merger agreement, PFLT Panama, LLC will merge with and into MCG, with MCG as the surviving company and a wholly owned subsidiary of PennantPark and, immediately thereafter and as a single integrated transaction, MCG will merge with and into PFLT Funding II, LLC, with PFLT Funding II, LLC as the surviving company. We refer to these transactions collectively as the Merger. In the Merger, MCG stockholders will have the right to receive (i) a number of shares of PennantPark common stock, par value $0.001 per share, or the Exchange Ratio, equal to $4.521 divided by the greater of (A) the net asset value per PennantPark common share (computed no more than 48 hours before the effective time of the Merger, excluding Sundays and holidays), or the PFLT Closing NAV, and (B) the volume weighted average trading price of PennantPark common shares on the NASDAQ Global Select Market for the consecutive period of ten trading days concluding at the close of trading on the second trading day immediately preceding the date of the effective time of the Merger, or the Merger Share Price, (ii) $0.226 in cash and (iii) if the Merger Share Price is less than the PFLT Closing NAV, an amount in cash equal to the lesser of (A) the Exchange Ratio multiplied by $0.25 and (B) the Exchange Ratio multiplied by the amount by which the Merger Share Price is less than the PFLT Closing NAV.
The transaction has been approved by the boards of directors of MCG and PennantPark. Completion of the transaction is subject to customary closing conditions, including the approval of MCG and PennantPark’s stockholders.

Review Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
MCG Capital Corporation
We have reviewed the accompanying consolidated balance sheet of MCG Capital Corporation, including the consolidated schedule of investments, as of March 31, 2015, the related consolidated statements of operations, changes in net assets, cash flows and financial highlights for the three-month periods ended March 31, 2015 and 2014. These financial statements are the responsibility of MCG Capital Corporation’s management.
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
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of MCG Capital Corporation as of December 31, 2014, including the consolidated schedule of investments, and the related consolidated statements of operations, changes in net assets, cash flows, and financial highlights for the year then ended (not presented herein), and we expressed an unqualified audit opinion on those consolidated financial statements in our report dated March 2, 2015. In our opinion, the accompanying consolidated balance sheet as of December 31, 2014, including the consolidated schedule of investments, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.
/s/ ERNST & YOUNG LLP
McLean, Virginia
April 29, 2015

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The information contained in this section should be read in conjunction with the Selected Financial Data and our Condensed Consolidated Financial Statements and notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q.
This Quarterly Report on Form 10-Q, including Management's Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements that involve substantial risks and uncertainties. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates, forecasts, projections, intentions, goals, strategies, plans, prospects and the beliefs and assumptions of our management including, without limitation: our expectations regarding our results of operations, including revenues, net operating income, net investment losses and general and administrative expenses and the factors that may affect such results; our expectations regarding the timetable for completing the transaction with PennantPark, future financial and operating results, benefits of the transaction and future opportunities for the combined company, disruption to our business as a result of the transaction with PennantPark; our ability to use net capital loss carryforwards and certain other pre-tax attributes; our decisions to make dividend distributions after taking into account our distribution requirements as a RIC, together with an assessment of our current and forecasted gains and losses recognized or to be recognized for tax purposes, portfolio transactional events, liquidity, cash earnings and our asset coverage ratio; the sufficiency of liquidity to meet 2015 operating requirements, new origination opportunities and potential dividend distributions; our expectations regarding the full use of, and our belief that our operations, monetizations and unrestricted cash will provide sufficient liquidity to fund, as necessary, requests to draw on unused portions of commitments that obligate us to extend credit in the form of loans, participations in loans, guarantees, letters of credit and other financial commitments; our use of independent valuation firms to provide additional support for our internal analyses; our expectations regarding the outcome of legal proceedings incidental to our business; market conditions generally and specifically regarding the leveraged loan market; the state of the economy and other factors. Forward-looking statements can be identified by terminology such as “anticipate,” “believe,” “could,” “could increase the likelihood,” “hope,” “target,” “project,” “goals,” “potential,” “predict,” “might,” “estimate,” “expect,” “intend,” “is planned,” “may,” “should,” “will,” “will enable,” “would be expected,” “look forward,” “may provide,” “would” or similar terms, variations of such terms or the negative of those terms. These statements are not guarantees of future performance and are subject to risks, uncertainties, and other factors, some of which are beyond our control and difficult to predict. Important factors could cause our actual results to differ materially from those indicated or implied by forward-looking statements. Such factors that could cause or contribute to such differences include those risk factors discussed in Item IA of Part II of this Quarterly Report on Form 10-Q.
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

RECENT DEVELOPMENTS— Q1 2015

•	Exit of Control Equity Investments - On March 31, 2015, we sold our last control equity investment, RadioPharmacy Investors, LLC, or RadioPharmacy:

◦	Realized 8% IRR over our 9 year investment period based on $6.5 million invested and $13.4 million of sales proceeds;

◦
In addition to the $2.6 million unrealized gain we recognized in the quarter ended December 31, 2015, we realized incremental proceeds in the quarter ended March 31, 2015 of $1.4 million above our prior valuation;

◦
We closed the transaction at the end of the day on March 31, 2015, but due to the timing of wires we received $13.1 million of the proceeds on April 1, 2015. As a result, on March 31, 2015 we recorded a $13.1 million receivable for investment sold; and

◦	As a result of the successful exit, we recognized $0.6 million in transaction bonuses that were included in salaries and benefits for the quarter ended March 31, 2015.

•
Originations and Advances - We made $0.4 million in advances to existing portfolio companies. Additionally, in connection with the sale of RadioPharmacy, we amended and restated our existing senior secured debt and provided first lien financing consisting of a $17.5 million term loan and a $1.0 million revolver at an interest rate of 8.5% due in December 2017.

•
Open-Market Purchases of Our Stock - In January 2015, we repurchased 1,061,075 shares of our common stock at a weighted average purchase price of $3.93, equal to a 17.2% discount to our March 31, 2015 Net Asset Value, or NAV, per share. We acquired these shares in open market transactions. We retire these shares upon settlement, thereby reducing the number of shares issued and outstanding.

•
Loan Monetizations - We received $14.0 million in loan payoffs and amortization payments, principally from the monetization of Industrial Safety Technologies, LLC and Intrafusion Holding Corp. at or above par.

•	Asset Quality - As of March 31, 2015, we had no loans on non-accrual, at cost or fair value, and reported leverage for each loan is less than 4.0x (including our lowest ranking security).
TRANSACTION ANNOUNCEMENT
On April 28, 2015, we signed a definitive merger agreement with PennantPark Floating Rate Capital Ltd., or PennantPark, PFLT Panama, LLC, PFLT Funding II, LLC and PennantPark Investment Advisers, LLC. Pursuant to the merger agreement, PFLT Panama, LLC will merge with and into MCG, with MCG as the surviving company and a wholly owned subsidiary of PennantPark and, immediately thereafter and as a single integrated transaction, MCG will merge with and into PFLT Funding II, LLC, with PFLT Funding II, LLC as the surviving company. We refer to these transactions collectively as the Merger. Under the terms of the merger agreement, each outstanding share of MCG common stock (including shares of restricted stock) will be converted into (i) a number of shares of PennantPark common stock, par value $0.001 per share, or the Exchange Ratio, equal to $4.521 divided by the greater of (A) the net asset value per PennantPark common share (computed no more than 48 hours before the effective time of the Merger, excluding Sundays and holidays), or the PFLT Closing NAV, and (B) the volume weighted average trading price of PennantPark common shares on the NASDAQ Global Select Market for the consecutive period of ten trading days concluding at the close of trading on the second trading day immediately preceding the date of the effective time of the Merger, or the Merger Share Price, (ii) $0.226 in cash and (iii) if the Merger Share Price is less than the PFLT Closing NAV, an amount in cash equal to the lesser of (A) the Exchange Ratio multiplied by $0.25 and (B) the Exchange Ratio multiplied by the amount by which the Merger Share Price is less than the PFLT Closing NAV. Based on the number of shares of MCG common stock outstanding on the date of the Merger agreement, this will result in approximately 11.8 million shares of PennantPark common stock being exchanged for approximately 37.0 million shares of MCG common stock, subject to adjustment in certain circumstances. The merger agreement further provides that, in the event of termination of the merger agreement under certain circumstances, including in connection with the acceptance of an alternative transaction, MCG may be required to pay PennantPark a termination fee equal to $7.0 million. The transaction is expected to close in the third quarter of 2015, subject to approval of MCG and PennantPark stockholders.

ACCESS TO CAPITAL AND LIQUIDITY
At March 31, 2015, we had $115.9 million of cash and cash equivalents available for general corporate purposes and $0.2 million of restricted cash held in escrow. On April 1, 2015, we collected the $13.1 million receivable for investment sold from the sale of RadioPharmacy. Including this April 1, 2015 collection, we had $129.0 million or $3.48 per outstanding share of unrestricted cash. We expect our cash per share to increase in 2015 as investments monetize.
PORTFOLIO COMPOSITION AND INVESTMENT ACTIVITY
As of March 31, 2015, the fair value of our investment portfolio was $50.1 million, which represents a $25.2 million, or 33.4%, decrease from the $75.3 million fair value as of December 31, 2014. The following sections describe the composition of our investment portfolio as of March 31, 2015 and key changes in our portfolio during the three months ended March 31, 2015.
Portfolio Composition
The following table summarizes the composition of our investment portfolio at fair value:

	March 31, 2015		December 31, 2014
(dollars in thousands)	Investments at Fair Value	Percent of Total Portfolio	Investments at Fair Value	Percent of Total Portfolio
Debt investments
Senior secured debt	$40,908	81.6%	$40,562	53.8%
Subordinated secured debt	8,991	17.9	22,460	29.8
Total debt investments	49,899	99.5	63,022	83.6
Equity investments
Preferred equity	—	—	12,044	16.0
Common/common equivalents equity	235	0.5	266	0.4
Total equity investments	235	0.5	12,310	16.4
Total investments	$50,134	100.0%	$75,332	100.0%
Our debt instruments bear contractual interest rates ranging from 4.3% to 14.5%, a portion of which may be in the form of paid-in-kind interest, or PIK. As of March 31, 2015, approximately 82.0% of the fair value of our loan portfolio had variable interest rates, based on either the London Interbank Offer Rate, or LIBOR, or the prime rate, and 18.0% of the fair value of our loan portfolio had fixed interest rates. As of March 31, 2015, approximately 62.9% of our loan portfolio, at fair value, had LIBOR floors of 2.0% on a LIBOR-based index or prime floors between 2.0% and 3.3%. At origination, our loans generally have four- to six-year stated maturities. Borrowers typically pay an origination fee based on a percentage of the total commitment and a fee on undrawn commitments.
The following table summarizes our investment portfolio by industry at fair value:

	March 31, 2015		December 31, 2014
(dollars in thousands)	Investments at Fair Value	Percent of Total Portfolio	Investments at Fair Value	Percent of Total Portfolio
Healthcare	$26,491	52.8%	$44,566	59.2%
Business services	14,182	28.3	14,172	18.8
Broadcasting	9,226	18.4	9,198	12.2
Other(a)	235	0.5	7,396	9.8
Total	$50,134	100.0%	$75,332	100.0%
______________________ (a) No individual industry within this category exceeds 1%.
During the three months ended March 31, 2015, we had concentrations in certain industries, including the healthcare, business services and broadcasting industries. The following table summarizes our fair value and revenue concentrations in each of those industries:

	Investments at fair value				Revenue for the three months ended
	March 31, 2015		December 31, 2014		March 31, 2015		March 31, 2014
(dollars in thousands)	Amount	% of Total Portfolio	Amount	% of Total Portfolio	Amount	% of Total Revenue	Amount	% of Total Revenue
Industry
Healthcare	$26,491	52.8%	$44,566	59.2%	$1,101	56.3%	$2,131	22.8%
Business services	14,182	28.3	14,173	18.8	350	17.9	1,715	18.4
Broadcasting	9,226	18.4	9,198	12.2	126	6.4	164	1.8
Total	$49,899	99.5	$67,937	90.2	$1,577	80.6	$4,010	43.0

Changes in Investment Portfolio
The following table summarizes our total portfolio investment activity during the three months ended March 31, 2015 and 2014:

	Three months ended
(in thousands)	March 31
	2015	2014
Beginning investment portfolio	$75,332	$368,873
Originations and advances	384	6,706
Gross payments, reductions and sales of securities	(27,377)	(26,426)
Net realized gain (loss)	271	(4,488)
Unrealized depreciation	(7)	(23,173)
Reversals of unrealized depreciation	1,320	4,524
Origination fees and amortization of unearned income	211	282
Ending investment portfolio	$50,134	$326,298
Originations and Advances
The following table shows our originations and advances during the three months ended March 31, 2015 and 2014 by security type:

	Three months ended March 31,
	2015		2014
(dollars in thousands)	Amount	% of Total	Amount	% of Total
Debt investments
Senior secured debt	$305	79.4%	$4,880	72.8%
Subordinated debt
Secured	79	20.6	1,283	19.1
Unsecured	—	—	282	4.2
Total debt investments	384	100.0	6,445	96.1
Equity investments
Preferred equity	—	—	261	3.9
Total equity investments	—	—	261	3.9
Total originations and advances	$384	100.0%	$6,706	100.0%
Additionally, in connection with the sale of RadioPharmacy, we amended and restated our existing senior secured debt and provided first lien financing consisting of a $17.5 million term loan and a $1.0 million revolver at an interest rate of 8.5% due in December 2017.
Repayments, Sales and Other Reductions of Investment Portfolio
The following table shows our gross payments, reductions and sales of securities during the three months ended March 31, 2015 and 2014 by security type:

	Three months ended March 31,
	2015		2014
(dollars in thousands)	Amount	% of Total	Amount	% of Total
Debt investments
Senior secured debt	$135	0.5%	$2,335	8.8%
Subordinated secured debt	13,841	50.6	19,560	74.0
Total debt investments	13,976	51.1	21,895	82.8
Equity investments
Preferred equity	13,401	48.9	4,531	17.2
Total equity investments	13,401	48.9	4,531	17.2
Total gross payments, reductions and sales of securities	$27,377	100.0%	$26,426	100.0%

During the three months ended March 31, 2015 and 2014, our gross payments, reductions and sales of securities by transaction type included:

	Three months ended March 31,
(in thousands)	2015	2014
Principal repayments, reductions and loan sales	$13,500	$17,500
Sale of equity investments	7,000	4,348
Scheduled principal amortization	235	2,335
Collection of accrued paid-in-kind interest and dividends	6,642	2,243
Total gross payments, reductions and sales of securities	$27,377	$26,426
As shown in the following table, during the three months ended March 31, 2015, we monetized 3 portfolio investments with proceeds totaling $27.1 million:

	Three months ended
	March 31, 2015
(in thousands)	Principal Repayments and Proceeds from Loan Sales	Sale or Settlement of Equity Investments	PIK Interest and Dividend Prepayments	Total
Monetizations
RadioPharmacy Investors, LLC	$—	$7,000	$6,401	$13,401
Industrial Safety Technologies, LLC	7,000	—	241	7,241
Intrafusion Holdings, Inc.	6,500	—	—	6,500
Total monetizations	13,500	7,000	6,642	27,142
Other scheduled payments	235	—	—	235
Total gross payments, sales and other reductions of investment portfolio	$13,735	$7,000	$6,642	$27,377
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

The following table shows the distribution of our investments on our 1 to 5 investment rating scale at fair value as of March 31, 2015 and December 31, 2014:

(dollars in thousands)	March 31, 2015		December 31, 2014
Investment Rating	Investments at Fair Value	% of Total Portfolio	Investments at Fair Value	% of Total Portfolio
1(a)	$—	—%	$—	—%
2	—	—	22,460	29.8
3	49,899	99.5	40,562	53.8
4	—	—	12,044	16.0
5	235	0.5	266	0.4
Total	$50,134	100.0%	$75,332	100.0%
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
As of each of March 31, 2015 and December 31, 2014, our portfolio contained no loans that were more than 90 days past due or on non-accrual status.
Results of Operations
The following section compares our results of operations for the three months ended March 31, 2015 to the three months ended March 31, 2014.

COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 2015 AND 2014
The following table summarizes the components of our net income for the three months ended March 31, 2015 and 2014:

	Three months ended March 31,		Variance
(dollars in thousands)	2015	2014	$	Percentage
Revenue
Interest and dividend income
Interest income	$1,507	$8,752	$(7,245)	(82.8)%
Dividend income	—	151	(151)	(100.0)
Loan fees	213	352	(139)	(39.5)
Total interest and dividend income	1,720	9,255	(7,535)	(81.4)
Advisory fees and other income	234	91	143	157.1
Total revenue	1,954	9,346	(7,392)	(79.1)
Operating expenses
Interest expense	—	1,990	(1,990)	(100.0)
Employee compensation
Salaries and benefits	1,307	1,088	219	20.1
Amortization of employee restricted stock	104	306	(202)	(66.0)
Total employee compensation	1,411	1,394	17	1.2
General and administrative expense	830	1,639	(809)	(49.4)
Total operating expense	2,241	5,023	(2,782)	(55.4)
Net operating (loss) income before net investment gain (loss) and income tax (benefit) provision	(287)	4,323	(4,610)	NM
Net investment gain (loss) before income tax provision	1,584	(23,255)	24,839	NM
Income tax (benefit) provision	(2)	4	(6)	NM
Net income (loss)	$1,299	$(18,936)	$20,235	NM
NM=Not Meaningful
TOTAL REVENUE
Total revenue includes interest and dividend income, loan fees, advisory fees and other income. The following sections describe the reasons for the variances in each major component of our revenue during the three months ended March 31, 2015 from the three months ended March 31, 2014.
INTEREST INCOME
The level of interest income that we earn depends upon the level of interest-bearing investments outstanding during the period, as well as the weighted-average yield on these investments. During the three months ended March 31, 2015, the total yield on our average debt portfolio at fair value was 11.7% compared to 11.4% during the three months ended March 31, 2014. The weighted-average yield varies each period because of changes in the composition of our portfolio of debt investments, changes in stated interest rates, accelerations of unearned fees on paid-off/restructured loans and the balance of loans on non-accrual status for which we are not accruing interest.
The following table shows the various components of the total yield on our average debt portfolio at fair value for the three months ended March 31, 2015 and 2014:

	Three months ended March 31,
	2015	2014
Average 90-day LIBOR	0.2%	0.2%
Spread to average LIBOR on average loan portfolio	10.2	12.1
Impact of fee accelerations of unearned fees on paid/restructured loans	1.3	—
Impact of non-accrual loans	—	(0.9)
Total yield on average loan portfolio	11.7%	11.4%

During the three months ended March 31, 2015, interest income was $1.5 million, compared to $8.8 million during the three months ended March 31, 2014, which represented a $7.2 million, or 82.8%, decrease. This decrease reflected a $6.7 million decrease in interest income resulting from an 81.6% decrease in our average loan balance, and a $0.5 million decrease in interest income attributable to a decrease in our net spread to LIBOR.
PIK Income
Interest income includes certain amounts that we have not received in cash, such as PIK interest. PIK interest represents contractually deferred interest that is added to the principal balance of the loan and compounded if not paid on a current basis. Borrowers may, in some instances, be required to prepay PIK because of certain contractual provisions or they may choose to prepay; however, more typically, PIK is paid at the end of the loan term. The following table shows the PIK-related activity for the three months ended March 31, 2015 and 2014, at cost:

	Three months ended March 31,
(in thousands)	2015	2014
Beginning PIK loan balance	$1,707	$12,132
PIK interest earned during the period	79	1,645
Payments received from PIK loans	(242)	(2,060)
Ending PIK loan balance	$1,544	$11,717
As of each of March 31, 2015 and 2014, all of our PIK loans were accruing interest. During the three months ended March 31, 2015, we received $0.2 million in PIK loan repayment related to the repayment in full of our loan to Industrial Safety Technologies, LLC. During the three months ended March 31, 2014, we received $2.1 million in PIK loan repayment related to the repayment in full of our loan to G&L Investment Holdings, LLC.
DIVIDEND INCOME
We accrete dividends on equity investments with stated dividend rates as they are earned, to the extent that we believe the dividends will be paid ultimately and the associated portfolio company has sufficient value to support the accretion. Dividend accretion is included in the cost basis of the related equity instrument on our Consolidated Balance Sheets and Consolidated Schedule of Investments. We recognize dividends on other equity investments when we receive the dividend payment. Our dividend income varies from period to period because of changes in the size and composition of our equity investments, the yield from the investments in our equity portfolio and the ability of the portfolio companies to declare and pay dividends. During the three months ended March 31, 2015, we recognized no dividend income. During the three months ended March 31, 2014, we recognized $0.2 million of dividend income. In addition, during the three months ended March 31, 2015, we received payments on accrued dividends of $6.4 million from RadioPharmacy representing all outstanding accrued dividends. As of March 31, 2015, we had no accrued dividends.
ADVISORY FEES AND OTHER INCOME
Advisory fees and other income primarily include fees related to prepayment, advisory and management services, equity structuring, syndication, bank interest and other income. Generally, advisory fees and other income relate to specific transactions or services and, therefore, may vary from period to period depending on the level and types of services provided. During the three months ended March 31, 2015, we earned $0.2 million of advisory fees and other income, which represented a $0.1 million, or 157.1%, increase from the three months ended March 31, 2014. This increase resulted principally from increased loan prepayment fees in the first quarter of 2015.
TOTAL OPERATING EXPENSES
Total operating expenses include interest, employee compensation and general and administrative expenses. The reasons for these variances are discussed in more detail below.
INTEREST EXPENSE
As of March 31, 2015 and December 31, 2014, we had no outstanding borrowings or borrowing facilities. During the three months ended March 31, 2014, we incurred $2.0 million of interest expense related to our $150.0 million of small business investment company, or SBIC, debentures owed to the United States Small Business Administration, or SBA, by Solutions Capital I, L.P., or Solutions Capital and our notes outstanding under the MCG Commercial Loan Trust

2006-1, or 2006-1 Trust. On September 2, 2014, we prepaid in full the SBIC debentures, which had a cost of funds, including the amortization of deferred financing costs, of 4.6%. In addition, on January 21, 2014, we repaid the 2006-1 Trust notes.
EMPLOYEE COMPENSATION
Employee compensation expense includes base salaries and benefits, variable annual incentive compensation and amortization of employee stock awards. During the three months ended March 31, 2015, our employee compensation expense was $1.4 million, which represented a 1.2% increase from the same period in March 31, 2014. Our salaries and benefits expense increased by $0.2 million, or 20.1%, due to a $0.7 million increase in incentive compensation. Incentive compensation during the three months ended March 31, 2015 included $0.6 million related to the successful exit of RadioPharmacy in the first quarter of 2015. The increase in incentive compensation was partially offset by a $0.5 million decrease in base salaries and benefits. As of March 31, 2015, we had six employees compared to 15 employees as of March 31, 2014. Amortization of employee stock awards decreased $0.2 million, or 66.0%.
GENERAL AND ADMINISTRATIVE
During the three months ended March 31, 2015, general and administrative expense was $0.8 million, which represented a $0.8 million, or 49.4%, decrease compared to the same period in 2014.

•
General and administrative expense decreased $0.2 million due to a decrease in legal fees related to our lawsuit against various defendants involved in our subordinated loan transaction with Color Star Growers of Colorado, Inc., Vast, Inc. and Color Star LLC.

•	General and administrative expense decreased $0.2 million due to a decrease in severance costs related to employee terminations during the three months ended March 31, 2014.

•	General and administrative expense also decreased $0.4 million due to decreases in audit and accounting fees, corporate legal fees, employee recruiting costs and travel costs.
NET INVESTMENT GAIN (LOSS) BEFORE INCOME TAX PROVISION
During the three months ended March 31, 2015, we recorded $1.6 million of net investment gain before income tax (benefit) provision, compared to $23.3 million of net investment loss during the same period in 2014. These amounts represent the total of net realized gains and (losses), net unrealized appreciation (depreciation), and reversals of unrealized (appreciation) depreciation. We reverse unrealized (appreciation) depreciation at the time that we realize the gain or (loss). The following table summarizes our realized and unrealized gain and (loss) on investments and changes in our unrealized appreciation and depreciation on investments for the three months ended March 31, 2015:

		Three months ended March 31, 2015
(in thousands)	Industry	Type	Realized Gain/(Loss)	Unrealized (Depreciation)/ Appreciation	Reversal of Unrealized Depreciation/ (Appreciation)	Net (Loss)/ Gain
Portfolio Company
RadioPharmacy Investors, LLC	Healthcare	Control	$36	$—	$1,320	$1,356
Other (< $1.0 million net gain (loss))			235	(7)	—	228
Total			$271	$(7)	$1,320	$1,584
On March 31, 2015, pursuant to a definitive agreement dated as of January 17, 2015, we completed the sale through a merger of 100% of our equity interest in RadioPharmacy’s subsidiary, Pharmalogic Holdings Corp., to a private equity buyer. We received $13.4 million of proceeds resulting in a realized gain of $36,000 and a reversal of previously recorded unrealized depreciation of $1.3 million. See Managements Discussion and Analysis of Financial Condition and Results of Operations—Recent Developments—Q1 2015.
The remaining unrealized depreciation and appreciation shown in the above table resulted predominantly from the change in the performance of certain of our portfolio companies.

The following table summarizes our realized and unrealized (loss) and gain on investments and changes in our unrealized appreciation and depreciation on investments for the three months ended March 31, 2014:

			Three months ended March 31, 2014
(in thousands)		Industry	Type	Realized Gain/(Loss)	Unrealized (Depreciation)/ Appreciation	Reversal of Unrealized Depreciation/ (Appreciation)	Net (Loss)/ Gain
Portfolio Company	Note
Education Management, Inc.	1	Education	Affiliate	$—	$(15,151)	$—	$(15,151)
RadioPharmacy Investors, LLC	2	Healthcare	Control	—	(6,339)	—	(6,339)
G&L Investment Holdings, LLC	3	Insurance	Non-Affiliate	(4,523)	—	4,523	—
Other (< $1.0 million net gain (loss))				35	(1,800)	—	(1,765)
Total				$(4,488)	$(23,290)	$4,523	$(23,255)
_______________________

1.
In the first quarter of 2014, we recorded $15.2 million of unrealized depreciation on our investment in Education Management, Inc. to reflect operational, financial and business challenges facing the company.

2.
Furthermore, we reduced our valuation multiple for RadioPharmacy and recorded $6.3 million of unrealized depreciation based on volume, pricing and supply-cost challenges facing the company's core business.

3.
In addition, during the three months ended March 31, 2014, we sold our preferred and common equity investments in G&L Investment Holdings, LLC resulting in a realized loss of $4.5 million and a reversal of previously recorded unrealized depreciation of $4.5 million.

INCOME TAX (BENEFIT) PROVISION
During the three months ended March 31, 2015, we recorded an income tax benefit of $2,000, which was primarily attributable a refund received by one of our taxable subsidiaries. During the three months ended March 31, 2014, we recorded an income tax provision of $4,000, which was primarily attributable to flow-through taxable income on certain investments held by our subsidiaries.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
Our financial liquidity principally comes from our cash on hand, portfolio monetizations and net operating income. In addition to making investments in portfolio companies, we may use our available liquidity to pay dividends to our stockholders. At March 31, 2015, we had $115.9 million in cash and cash equivalents available for general corporate purposes and $0.2 million of restricted cash held in escrow. On April 1, 2015, we collected the $13.1 million receivable for investment sold from the sale of RadioPharmacy. Including this April 1, 2015 collection, we had $129.0 million or $3.48 per outstanding share of unrestricted cash. We expect our cash per share to increase in 2015 as investments monetize.
As of March 31, 2015, our cash and cash equivalents included $102.0 million held in interest-bearing accounts. During the three months ended March 31, 2015, our operating activities provided $14.1 million of cash and cash equivalents, and our financing activities used $4.0 million of cash and cash equivalents.
For the three months ended March 31, 2015, we repurchased 1,061,075 shares of our common stock for $4.2 million at a weighted average price of $3.93 per share, representing a 16.1% discount from our quarterly weighted average net asset value per share.
For the three months ended March 31, 2015, we earned 11.7% on our average loan portfolio at fair value of $59.6 million.
Although there can be no assurance, we believe we have sufficient liquidity to meet our operating requirements for the remainder of 2015, as well as liquidity for new origination opportunities and potential dividend distributions.

LIQUIDITY AND CAPITAL RESOURCES—BORROWINGS
As of March 31, 2015, we had no outstanding borrowings or borrowing facilities. During the three months ended March 31, 2014, we had the following borrowing facilities:
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

STOCK REPURCHASE PROGRAMS
The following table summarizes our stock repurchases under our stock repurchase programs for the three months ended March 31, 2015.

Three months ended March 31, 2015
Dollar amount repurchased (in thousands)	$4,175
Shares repurchased	1,061,075
Average price per share	$3.93
Discount to quarterly weighted average net asset value per share	16.1%
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
RESTRICTED STOCK
We requested and received the assurance of the staff of the Division of Investment Management that it would not recommend enforcement action to the SEC under the 1940 Act or Rule 17d-1 thereunder if we engage in a stock repurchase program and agree not to issue additional restricted stock under any compensation plan unless such issuance, together with all restricted stock outstanding under all compensation plans, does not exceed 10% of our outstanding common stock at the time of such issuance less the total number of shares previously issued, in the aggregate, pursuant to all compensatory plans. Although as of March 31, 2015, there were 1,426,811 shares of our common stock available for issuance under our Third Amended and Restated 2006 Employee Restricted Stock Plan, or 2006 Plan, no shares of restricted stock could be issued under our 2006 Plan or our Third Amended and Restated 2006 Non-Employee Director Restricted Stock Plan, because the 10% threshold set forth in the SEC's order had been reached due to shares we repurchased under our stock repurchase program.
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
We do not report the unused portions of these commitments on our Consolidated Balance Sheets. As of March 31, 2015, we had $1.0 million of outstanding unused loan commitments. We believe that our operations, monetizations and unrestricted cash will provide sufficient liquidity to fund, as necessary, requests to draw on these unfunded commitments. We estimate that the fair value of these commitments was less than $0.1 million based on the fees that we currently charge to enter into similar arrangements, taking into account the creditworthiness of the counterparties.

From time to time, we provide guarantees or standby letters of credit on behalf of our portfolio companies. As of March 31, 2015, we had no outstanding guarantees or standby letters of credit.
CONTRACTUAL OBLIGATIONS
The following table shows our contractual obligations as of March 31, 2015:

(in thousands)	Payments Due by Period
Contractual Obligations(a)	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Operating leases	$513	$513	$—	$—	$—
Severance obligations(b)	1,073	1,073	—	—	—
Total contractual obligations	$1,586	$1,586	$—	$—	$—
_______________

(a)	Excludes the unused commitments to extend credit to our customers of $1.0 million as discussed above.

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
The following table summarizes the distributions that we declared since January 1, 2013:

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
There were no distributions declared from January 1, 2015 through March 31, 2015. As of March 31, 2015, we have calculated an income tax loss for the full year resulting in no requirement for distributions. Actual determinations of the tax attributes of our distributions, including determinations of return of capital, are made annually as of the end of our fiscal year based upon our taxable income and distributions paid for the full year. Therefore, a determination as to the tax attributes of the distributions made on a quarterly basis may not be representative of the actual tax attributes for a full year.  We intend to update stockholders quarterly with an estimated percentage of our distributions that resulted from taxable ordinary income.  The actual tax characteristics of distributions to stockholders will be reported to stockholders annually on a Form 1099-DIV. Future distributions will take into account the requirements for us to distribute the majority of our taxable income to fulfill our distribution requirements as a RIC, together with an assessment of our gains and losses recognized or to be recognized for tax purposes, portfolio transactional events, liquidity, cash earnings and our asset coverage ratio at the time of such decision.
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
Generally, we value securities that are traded in the over-the-counter market or on a stock exchange at the average of the prevailing bid and ask prices on the date of the relevant period end. When such market prices are not available, we use several valuation methodologies to estimate the fair value of our investment portfolio, which generally results in a range of fair values from which we derive a single estimate of fair value. To determine a portfolio company’s fair value, we analyze its historical and projected financial results, as well as key market value factors. In determining a security's fair value, we assume we would exchange it in an orderly transaction at the measurement date. We use the following methods to determine the fair value of investments in our portfolio that are not traded actively:

•
Majority-Owned Control Investments—As of March 31, 2015, we had no majority-owned control investments. Market quotations are not readily available for these investments; therefore, we use a combination of market and income approaches to determine their fair value. Typically, private companies are bought and sold based on multiples of earnings before interest, taxes, depreciation and amortization, or EBITDA, cash flows, net income, revenues or, in limited cases, book value. Generally, we apply multiples that we observe for other comparable companies to relevant financial data for the portfolio company in question. Also, in a limited number of cases, we use income approaches to determine the fair value of these securities, based on our projections of the discounted future free cash flows that the portfolio company will likely generate, as well as industry derived capital costs. Our valuation approaches for majority-owned investments estimate the value upon a hypothetical sale or exit and then allocates such value to the investment's securities in order of their relative liquidation preference. In addition, we assume that any outstanding debt or other securities that are senior to our securities are required to be repaid at par. These valuation approaches also consider the value of our ability to control the portfolio company’s capital structure and the timing of a potential exit.

•
Non-Control Investments—As of March 31, 2015, all of our investment portfolio is comprised of non-control investments. Quoted prices are not available for 99.5% of our non-control investments at fair value. For our non-control equity investments, we use the same market and income approaches used to value our control investments. For non-control debt investments for which no quoted prices are available, we estimate fair value using a market-yield approach based on the expected future cash flows discounted at the loans’ effective interest rates, based on our estimate of current market rates. We may adjust discounted cash flow calculations to reflect other market conditions or the perceived credit risk of the borrower. In the event the fair value of a non-control debt investment, as determined by the same market or income approach used to value our control investments, is below our cost, we estimate the fair value using the market or income approach.

•
Thinly-Traded and Over-the-Counter Securities—Generally, we value securities that are traded in the over-the-counter market or on a stock exchange at the average of the prevailing bid and ask prices on the date of the relevant period end. However, we may apply a discount to the market value of restricted or thinly-traded public securities to reflect the impact that these restrictions have on the value of these securities. We review factors, including the trading volume, total securities outstanding and our percentage ownership of securities to determine whether the trading levels are active (Level 1) or inactive (Level 2). As of March 31, 2015, these securities represented 0.5% of our investment portfolio at fair value. We utilize independent pricing services to arrive at certain of our fair value estimates. To corroborate “bid/ask” quotes from independent pricing services we perform a market-yield approach to validate prices obtained or obtain other evidence.

Our valuation analyses incorporate the impact that key events could have on the securities’ values, including public and private mergers and acquisitions, purchase transactions, public offerings, letters of intent and subsequent debt or equity sales. Our valuation analyses also include key external data, such as market changes and industry valuation benchmarks. We also engage independent valuation firms to provide additional data points for our quarterly valuation analyses. Our general practice is to obtain an independent valuation or review of valuation at least once per year for each portfolio investment that had a fair value in excess of $5.0 million, unless the fair value has otherwise been derived through a sale of some or all of our investment in the portfolio company or is a new investment made within the last twelve months. In total, as of March 31, 2015, we either obtained a valuation or review from an independent firm, considered new investments made, pending sales of the investments or used market quotes in the preceding twelve-month period to calculate 100.0% of the fair value of our investment portfolio.
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
The following table summarizes the significant unobservable inputs in the fair value measurements of our level 3 investments by category of investment and valuation technique as of March 31, 2015.

($ in thousands)	Fair Value	Valuation Techniques	Unobservable Inputs	Range		Weighted Average
				Minimum	Maximum
Senior debt	$40,908	Discounted Cash Flow	Market Interest Rate	6.5%	7.8%	7.1%
		Pending Transactions	Pending Transactions	N/A	N/A	N/A
Subordinated debt	8,991	Discounted Cash Flow	Market Interest Rate	14.5%	14.5%	14.5%
	$49,899
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
Interest rate sensitivity refers to the change in earnings that may result from changes in the level of interest rates. Our net interest income is affected by changes in various interest rates, including LIBOR, prime rates and commercial paper rates. As of March 31, 2015, approximately 82.0% of our loan portfolio, at fair value, bore interest at a spread to either the LIBOR or the prime rate, and 18.0% of the fair value of our loan portfolio had fixed interest rates. As of March 31, 2015, approximately 62.9% of our loan portfolio, at fair value, had LIBOR floors of 2.0% on a LIBOR-base index or prime floors between 2.0% and 3.3%. The three-month weighted-average LIBOR interest rate was 0.25% as of March 31, 2015. Thus, the LIBOR floors in these loan investments lessen the impact of such historically low LIBOR rates.
We regularly measure exposure to interest rate risk. We assess interest rate risk and we manage our interest rate exposure on an ongoing basis by comparing our interest rate sensitive assets to our interest rate sensitive liabilities. Based on this review, we determine whether or not any hedging transactions are necessary to mitigate exposure to changes in interest rates.
The following table shows a comparison of the interest rate base for our interest-bearing cash, outstanding commercial loans, at cost, and our outstanding borrowings as of March 31, 2015 and December 31, 2014:

	March 31, 2015		December 31, 2014
(in thousands)	Interest Bearing Cash and Commercial Loans	Borrowings	Interest Bearing Cash and Commercial Loans	Borrowings
Money market rate	$102,179	$—	$77,392	$—
LIBOR
90-day	39,561	—	52,771	—
Fixed rate	8,991	—	8,926	—
Total	$150,731	$—	$139,089	$—
In addition, as of March 31, 2015, we had $13.8 million of non-interest-bearing cash and cash equivalents.
Based on our March 31, 2015 balance sheet, the following table shows the impact to net income of hypothetical base rate increases in interest rates, assuming no changes in our investment and borrowing structure. The impact to net income of hypothetical base rate decreases in interest rates is not shown in the following table because as of March 31, 2015, the quarterly average LIBOR was 0.25% and a 100-basis point decrease could not occur:

(dollars in thousands) Basis Point Change	Interest Income	Interest Expense	Net Income
100	$1,104	$—	$1,104
200	2,285	—	2,285
300	3,703	—	3,703

ITEM 4. CONTROLS AND PROCEDURES
DISCLOSURE CONTROLS AND PROCEDURES
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2015. The term “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.
Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the foregoing evaluation of our disclosure controls and procedures as of March 31, 2015, our Chief Executive Officer and our Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
INTERNAL CONTROL OVER FINANCIAL REPORTING
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act), occurred during the fiscal quarter ended March 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS.
From time to time, we are a party to certain legal proceedings incidental to the normal course of our business, including the enforcement of our rights under contracts with our portfolio companies. While we cannot predict the outcome of these legal proceedings with certainty, we do not expect that these proceedings will have a material effect on our financial condition or results of operations. During the quarter ended March 31, 2015, there were no new or material developments in legal proceedings.
ITEM 1A. RISK FACTORS.
Investing in our common stock may be speculative and involves a high degree of risk. In addition to the other information contained in this Quarterly Report on Form 10-Q, including our financial statements, the related notes, schedules and exhibits, you should carefully consider the risk factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, which could materially affect our business, financial condition and/or operating results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results.
Other than described below, there have been no material changes from the risk factors previously disclosed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2014, which should be read together with the other risk factors and information disclosed elsewhere in this Quarterly Report on Form 10-Q and our other reports filed with the SEC.
The following disclosure adds the new risk factor titled

•	"Our ability to utilize our net operating loss carryforwards and certain other tax attributes may be limited."

•	"The announcement and pendency of the proposed merger could adversely affect our business, financial results and operations."

•	"Failure to complete the proposed merger could adversely affect our business and operations."

•	"The merger agreement contains provisions that could discourage or make it difficult for a third party to acquire us prior to the completion of the proposed merger."

•	"If the merger is not completed or we are not otherwise acquired, we may consider other strategic alternatives which are subject to risks and uncertainties. "
Our ability to utilize our net operating loss carryforwards and certain other tax attributes may be limited.
For the tax years ended December 31, 2014, 2013, 2012 and 2011, we have total net capital losses of $174.5 million which have no expiration and will be carried forward indefinitely to offset future net capital gains. Capital loss carryforwards from tax years 2009 of $54.2 million and 2010 of $5.2 million will expire December 31, 2017 and December 31, 2018, respectively, unless utilized to offset future net capital gains prior to those expiration dates to the extent permitted by federal tax law. Pursuant to Section 382 of the Internal Revenue Code, if an “ownership change” (generally defined as a greater than 50% change by value in our stock ownership within a three-year period) occurs or has occurred, our ability to use our pre-change net capital loss carryforwards and certain other pre-change tax attributes to offset our post-change income may be limited. Similar rules and limitations may apply for state tax purposes as well.
Risks Related to the Merger Agreement with PennantPark
The announcement and pendency of the proposed merger could adversely affect our business, financial results and operations.
The announcement and pendency of the proposed merger could cause disruptions in and create uncertainty surrounding our business, including affecting our relationships with our existing and future borrowers and employees, which could have a significant negative impact on our future revenues and results of operations, regardless of whether the merger is completed. In particular, we could potentially lose important personnel as a result of the departure of employees who decide to pursue other opportunities in light of the proposed transaction. Existing borrowers may refinance their loans with us and we could also potentially lose and we may have difficulty in hiring new employees. In addition, we have diverted, and will continue to divert, significant management resources towards the completion of the merger, which could have a significant negative impact on our future revenues and results of operations.
We are also subject to restrictions on the conduct of our business prior to the completion of the merger as provided in the merger agreement, generally requiring us to conduct our business only in the ordinary course and subject to specific limitations, including, among other things, certain restrictions on our ability to make certain capital expenditures, investments and acquisitions, sell, transfer or dispose of our assets, amend our organizational documents and enter into or modify certain contracts. These restrictions could prevent us from pursuing otherwise attractive business opportunities, industry developments and future opportunities and may otherwise have a significant negative impact on our future revenues and results of operations.
Failure to complete the proposed merger could adversely affect our business and operations.
There is no assurance that the proposed merger will occur or that the conditions to the proposed merger will be satisfied in a timely manner or at all. Completion of the merger is subject to closing conditions, including the approval of MCG stockholders and PennantPark stockholders that, if not satisfied, will prevent the merger from being completed. If MCG stockholders do not adopt the merger agreement or if PennantPark stockholders do not approve the issuance of PennantPark common stock as required by the merger agreement and the merger is not completed, the resulting failure of the merger could have a material adverse impact on our business and operations.
Under certain circumstances, we are obligated to pay a termination fee or other amounts upon termination of the merger agreement. The merger agreement with PennantPark contains certain termination rights for MCG and PennantPark and provides that, in connection with the termination of the merger agreement under specified circumstances, MCG may be required to pay PennantPark a termination fee of $7.0 million. There can be no assurance that the merger will be completed, and the obligation to make that payment in certain circumstances may have an adverse impact on our financial condition and our stock price.

The merger agreement contains provisions that could discourage or make it difficult for a third party to acquire us prior to the completion of the proposed merger.
The merger agreement severely limits our ability to pursue alternatives to the merger. The merger agreement contains non-solicitation and other provisions that, subject to limited exceptions, limit our ability to discuss, facilitate or commit to competing third-party proposals to acquire all or a significant part of MCG. We can consider and participate in discussions and negotiations with respect to an alternative proposal only in very limited circumstances so long as certain notice and other procedural requirements are satisfied. In addition, subject to certain procedural requirements (including the ability of PennantPark to revise its offer) and the payment of a $7.0 million termination fee, we may terminate the merger agreement and enter into an agreement with a third party that makes a superior proposal. These provisions may discourage a potential competing acquiror that might have an interest in acquiring all or a significant part of us from considering or proposing that acquisition even if it were prepared to pay consideration with a higher per share market price than that proposed in the merger.
If the merger is not completed or we are not otherwise acquired, we may consider other strategic alternatives which are subject to risks and uncertainties.
If the merger is not completed, the MCG board of directors may review and consider various alternatives available to us, including, among others, continuing as a standalone public company with no material changes to our business or seeking an alternate transaction. These strategic or other alternatives available to us may involve various additional risks to our business, including, among others, distraction of our management team and associated expenses as described above in connection with the proposed merger, and risks and uncertainties related to our ability to complete any such alternatives and other variables which may adversely affect our operations.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
STOCK REPURCHASE PROGRAM
On January 17, 2012, our board of directors authorized a stock repurchase program of up to $35.0 million, which was terminated after we effected repurchases totaling approximately $29.4 million. On October 25, 2013, our board of directors authorized a second stock repurchase program of up to $25.0 million. On February 28, 2014, our board of directors increased the second stock repurchase program to $35.0 million. On April 25, 2014, our board of directors terminated the second stock repurchase program effective as of May 2, 2014 and authorized a third stock repurchase program of up to $50.0 million effective as of May 5, 2014. On August 5, 2014, our board of directors terminated the third stock repurchase program and authorized a fourth stock repurchase program of up to $50.0 million effective as of August 12, 2014. On October 17, 2014, our board of directors suspended the fourth stock repurchase program. On December 18, 2014, the fourth stock repurchase program, which had been suspended during our modified "Dutch Auction" tender offer, was reinstated. In January 2015, the fourth stock repurchase program was discontinued. We have provided our stockholders with notice of our intention to repurchase shares of our common stock in accordance with 1940 Act requirements. We retired all shares of common stock that we purchased in connection with the stock repurchase program. The following table summarizes our stock repurchases for the three months ended March 31, 2015:

Three months ended March 31, 2015
Dollar amount repurchased (in thousands)	$4,175
Shares repurchased	1,061,075
Average price per share	$3.93
Discount to quarterly weighted average net asset value per share	16.1%
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
The following table summarizes the shares of common stock that we have purchased during the three months ended March 31, 2015:

Period/Purpose	Total number of shares	Average Price Paid per Share		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 – 31, 2015
Stock repurchase program(a)	1,061,075	$3.93		1,061,075	$—
March 1 – 31, 2015
Restricted stock vesting(b)	518	$3.96	(c)	n/a	n/a
Total	1,061,593	$3.93		1,061,075	$—

(a)
On August 5, 2014, our board of directors authorized a stock repurchase program of up to $50.0 million effective as of August 12, 2014. On October 17, 2014, our board of directors suspended the stock repurchase program. On December 18, 2014, the stock repurchase program was reinstated. In January 2015, the stock repurchase program was discontinued.

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

MCG Capital Corporation

Date:	April 29, 2015	By:	/s/ KEITH KENNEDY
Keith Kennedy
Chief Executive Officer (Principal Executive Officer)

Date:	April 29, 2015	By:	/s/ BEVERLY JANE ALLEY
Beverly Jane Alley
Chief Financial Officer (Principal Financial and Accounting Officer)