Form 10-Q
period 2015-06-30
MCG CAPITAL CORP
filed 2015-07-28
CIK 1141299

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).    Yes ☐ No ☒
As of July 24, 2015, there were 37,073,602 shares of the registrant’s $0.01 par value Common Stock outstanding.

MCG CAPITAL CORPORATION
FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2015

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
MCG Capital Corporation
Consolidated Balance Sheets

(in thousands, except per share amounts)	June 30, 2015	December 31, 2014
	(unaudited)
Assets
Cash and cash equivalents	$148,823	$105,826
Cash, restricted	210	1,408
Investments at fair value
Non-affiliate investments (cost of $27,956 and $204,084, respectively)	29,332	46,096
Control investments (cost of $0 and $30,556, respectively)	—	29,236
Total investments (cost of $27,956 and $234,640, respectively)	29,332	75,332
Interest receivable	318	396
Other assets	468	835
Total assets	$179,151	$183,797

Liabilities	$3,014	$4,896
Commitments and contingencies (Note 10)
Stockholders’ equity
Preferred stock, par value $0.01, authorized 1 share, none issued and outstanding	—	—
Common stock, par value $0.01, authorized 200,000 shares on June 30, 2015 and December 31, 2014, 37,074 issued and outstanding on June 30, 2015 and 38,136 issued and outstanding on December 31, 2014	371	381
Paid-in capital	858,570	862,472
Distributions in excess of earnings	(684,180)	(524,644)
Net unrealized appreciation (depreciation) on investments	1,376	(159,308)
Total stockholders’ equity	176,137	178,901
Total liabilities and stockholders’ equity	$179,151	$183,797
Net asset value per common share at end of period	$4.75	$4.69

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

MCG Capital Corporation
Consolidated Statements of Operations
(unaudited)

	Three months ended		Six months ended
	June		June
(in thousands, except per share amounts)	2015	2014	2015	2014
Revenue
Interest and dividend income
Non-affiliate investments (less than 5% owned)	$1,290	$6,985	$2,601	$14,723
Affiliate investments (5% to 25% owned)	—	1,076	—	1,889
Control investments (more than 25% owned)	—	702	409	1,406
Total interest and dividend income	1,290	8,763	3,010	18,018
Advisory fees and other income
Non-affiliate investments (less than 5% owned)	343	750	577	828
Control investments (more than 25% owned)	—	12	—	25
Total advisory fees and other income	343	762	577	853
Total revenue	1,633	9,525	3,587	18,871
Operating expense
Interest expense	—	1,866	—	3,856
Employee compensation
Salaries and benefits	443	1,773	1,750	2,861
Amortization of employee restricted stock awards	145	1,248	249	1,554
Total employee compensation	588	3,021	1,999	4,415
General and administrative expense	1,222	4,087	2,052	5,726
Total operating expense	1,810	8,974	4,051	13,997
Net operating (loss) income before net investment gain (loss) and income tax provision (benefit)	(177)	551	(464)	4,874
Net realized gain (loss) on investments
Non-affiliate investments (less than 5% owned)	(159,344)	(4,346)	(159,109)	(8,834)
Control investments (more than 25% owned)	—	114	36	114
Total net realized gain (loss) on investments	(159,344)	(4,232)	(159,073)	(8,720)
Net unrealized appreciation (depreciation) on investments
Non-affiliate investments (less than 5% owned)	159,372	(1,127)	159,365	2,120
Affiliate investments (5% to 25% owned)	—	(834)	—	(16,344)
Control investments (more than 25% owned)	—	359	1,320	(6,028)
Other fair value adjustments	—	15	—	(102)
Total net unrealized appreciation (depreciation) on investments	159,372	(1,587)	160,685	(20,354)
Net investment gain (loss) before income tax provision (benefit)	28	(5,819)	1,612	(29,074)
Income tax provision (benefit)	1	—	(1)	4
Net (loss) income	$(150)	$(5,268)	$1,149	$(24,204)
Income (loss) per basic and diluted common share	$—	$(0.09)	$0.03	$(0.37)
Cash distributions declared per common share	$—	$0.07	$—	$0.195
Weighted-average common shares outstanding—basic and diluted	36,718	61,221	37,210	65,286

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

MCG Capital Corporation
Consolidated Statements of Changes in Net Assets
(unaudited)

	Six months ended
	June
(in thousands, except per share amounts)	2015	2014
Increase (decrease) in net assets from operations
Net operating (loss) income before net investment gain (loss) and income tax benefit (provision)	$(464)	$4,874
Net realized (loss) on investments	(159,073)	(8,720)
Net unrealized appreciation (depreciation) on investments	160,685	(20,354)
Income tax benefit (provision)	1	(4)
Net income (loss)	1,149	(24,204)
Distributions to stockholders
Distributions declared from net operating income	—	(8,578)
Distributions declared in excess of net operating income	—	(4,513)
Net decrease in net assets resulting from stockholder distributions	—	(13,091)
Capital share transactions
Repurchase of common stock	(4,175)	(57,818)
Amortization of restricted stock awards
Employee awards accounted for as employee compensation	249	1,554
Non-employee director awards accounted for as general and administrative expense	18	28
Common stock withheld to pay taxes applicable to the vesting of restricted stock	(5)	(634)
Net decrease in net assets resulting from capital share transactions	(3,913)	(56,870)
Total decrease in net assets	(2,764)	(94,165)
Net assets
Beginning of period	178,901	333,954
End of period	$176,137	$239,789
Net asset value per common share at end of period	$4.75	$4.42
Common shares outstanding at end of period	37,074	54,252

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

MCG Capital Corporation
Consolidated Statements of Cash Flows
(unaudited)

	Six months ended
	June
(in thousands)	2015	2014
Cash flows from operating activities
Net income (loss)	$1,149	$(24,204)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Investments in portfolio companies	(1,056)	(8,008)
Principal collections related to investment repayments or sales	42,162	143,788
Decrease in interest receivable, accrued payment-in-kind interest and dividends	6,584	9,023
Amortization of restricted stock awards
Employee	249	1,554
Non-employee director	18	28
Decrease in cash—securitization accounts from interest collections	—	1,399
Decrease (increase) in restricted cash—escrow accounts	1,065	(934)
Depreciation and amortization	16	523
Decrease in other assets	351	130
(Decrease) increase in other liabilities	(1,882)	1,905
Realized loss on investments	159,073	8,720
Net unrealized (appreciation) depreciation on investments	(160,685)	20,354
Net cash provided by operating activities	47,044	154,278
Cash flows from financing activities
Repurchase of common stock	(4,175)	(57,818)
Payments on borrowings	—	(25,172)
Proceeds from borrowings	—	4,513
Decrease (increase) in cash in restricted and securitization accounts
Securitization accounts for repayment of principal on debt	—	12,479
Restricted cash	133	(96,774)
Distributions paid	—	(13,091)
Common stock withheld to pay taxes applicable to the vesting of restricted stock	(5)	(634)
Net cash used in financing activities	(4,047)	(176,497)
Net increase (decrease) in cash and cash equivalents	42,997	(22,219)
Cash and cash equivalents
Beginning balance	105,826	91,598
Ending balance	$148,823	$69,379
Supplemental disclosure of cash flow information
Interest paid	$—	$3,522
Income taxes paid	117	—
Paid-in-kind interest accrued	136	881
Paid-in-kind interest collected	242	10,473
Dividend income collected	6,401	326

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

MCG Capital Corporation
Consolidated Schedule of Investments
June 30, 2015
(dollars in thousands)
			Interest Rate(4)					Fair Value
Portfolio Company	Industry	Investment	Current	PIK	Total	Principal	Cost

Non-Affiliate Investments (less than 5% owned):
GMC Television Broadcasting, LLC(1)	Broadcasting	Senior Debt (Due 12/16)	4.3%	—	4.3%	3,702	1,400	2,776
Pharmalogic Holdings Corp.	Healthcare	Senior Debt (Due 12/17)	8.5%	—	8.5%	17,500	17,500	17,500
South Bay Mental Health Center, Inc.	Healthcare	Subordinated Debt (Due 10/17)(5)	12.0%	2.5%	14.5%	9,145	9,056	9,056
Total Investments							$27,956	$29,332

MCG Capital Corporation
Consolidated Schedule of Investments
December 31, 2014
(dollars in thousands)
			Interest Rate(4)					Fair Value
Portfolio Company	Industry	Investment	Current	PIK	Total	Principal	Cost

Control Investments(2):
RadioPharmacy Investors, LLC(1)	Healthcare	Senior Debt (Due 12/16)	9.5%	—	9.5%	$17,195	$17,192	$17,192
		Preferred LLC Interest (19.7%, 70,000 units)(3)					13,364	12,044
Total control investments (represents 38.8% of total investments at fair value)							30,556	29,236
Non-Affiliate Investments (less than 5% owned):
Broadview Networks Holdings, Inc.	Communications	Common Stock (132,779 shares)(3)					159,579	266
		Series A-1 Warrant to purchase Common Stock (expire 11/20)(3)					—	—
		Series A-2 Warrant to purchase Common Stock (expire 11/20)(3)					—	—
C7 Data Centers, Inc.	Business Services	Senior Debt (Due 9/19)	9.5%	—	9.5%	14,341	14,172	14,172
GMC Television Broadcasting, LLC(1)	Broadcasting	Senior Debt (Due 12/16)	4.3%	—	4.3%	10,203	7,873	9,198
Industrial Safety Technologies, LLC	Manufacturing	Subordinated Debt (Due 6/19)	9.5%	2.0%	11.5%	7,219	7,130	7,130
Intrafusion Holding Corp.	Healthcare	Subordinated Debt (Due 6/18)	13.6%	—	13.6%	6,500	6,404	6,404
South Bay Mental Health Center, Inc.	Healthcare	Subordinated Debt (Due 10/17)	12.0%	2.5%	14.5%	9,031	8,926	8,926
Total non-affiliate investments (represents 61.2% of total investments at fair value)							204,084	46,096
Total Investments							$234,640	$75,332
__________________________________

(1)	Includes securities issued by one or more of the portfolio company’s affiliates.

(2)	Control investments represent companies in which we own more than 25% of the portfolio company’s voting securities.

(3)	Equity security is non-income producing at period-end.

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

(5)	In July 2015, South Bay repaid in full our subordinated loan.

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
On April 28, 2015, we entered into an agreement and plan of merger with PennantPark Floating Rate Capital Ltd., or PennantPark, two of its wholly-owned subsidiaries and, solely for limited purposes, its investment advisor, pursuant to which PennantPark will acquire all outstanding shares of MCG in a stock and cash transaction. The closing of the transaction is expected to occur in the third quarter of 2015, subject to the satisfaction of the conditions to closing.
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
Basis of Presentation and Use of Estimates
These unaudited financial statements and the accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP, and conform to Regulation S-X under the Securities Exchange Act of 1934, as amended. We believe we have made all necessary adjustments so that the financial statements are presented fairly and that all such adjustments are of a normal recurring nature. We eliminated all significant intercompany balances. In accordance with Article 6 of Regulation S-X of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, we do not consolidate portfolio company investments, including those in which we have a controlling interest. Further, in connection with the preparation of these Condensed

Consolidated Financial Statements, we have evaluated subsequent events that occurred after the balance sheet date as of June 30, 2015 through the date these financial statements were issued.
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
Recent Accounting Pronouncement
In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606), or ASU 2014-09. This update supersedes the revenue recognition requirements in Accounting Standards Update No. 2011-230: Revenue Recognition (Topic 605), and most industry-specific guidance throughout the industry topics of the codification. The core principal of the update is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to exchange for those goods or services. In applying the revenue model to contracts within its scope, an entity should identify the contract(s) with a customer, identify the performance obligations in the contract, determine the transaction price, allocate the transaction price to the performance obligations in the contract, and recognize revenue when (or as) the entity satisfies a performance obligation. ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. We are currently evaluating the potential impact the adoption of this update will have on our consolidated financial statements.
NOTE 2—INVESTMENT PORTFOLIO
The following table summarizes the composition of our investment portfolio at cost and fair value:

	COST BASIS				FAIR VALUE BASIS
	June 30, 2015		December 31, 2014		June 30, 2015		December 31, 2014
(dollars in thousands)	Investments at Cost	% of Total Portfolio	Investments at Cost	% of Total Portfolio	Investments at Fair Value	% of Total Portfolio	Investments at Fair Value	% of Total Portfolio
Debt Investments
Senior secured debt	$18,900	67.6%	$39,237	16.7%	$20,276	69.1%	$40,562	53.8%
Subordinated secured debt	9,056	32.4	22,460	9.6	9,056	30.9	22,460	29.8
Total debt investments	27,956	100.0	61,697	26.3	29,332	100.0	63,022	83.6
Equity investments
Preferred	—	—	13,364	5.7	—	—	12,044	16.0
Common/common equivalents	—	—	159,579	68.0	—	—	266	0.4
Total equity investments	—	—	172,943	73.7	—	—	12,310	16.4
Total investments	$27,956	100.0%	$234,640	100.0%	$29,332	100.0%	$75,332	100.0%
As of June 30, 2015, our portfolio consisted of debt investments in three companies as described below.

•	GMC Television Broadcasting, LLC, or GMC, is a broadcasting company. Our senior debt investment in GMC carried a 4.3% interest rate that varied based on the LIBOR benchmark or the prime rate.

•
Pharmalogic Holdings Corp., or Pharmalogic, is a healthcare company. Our senior debt investment in Pharmalogic carried an 8.5% interest rate that varied based on the LIBOR benchmark or the prime rate. The interest rate had LIBOR and prime rate floors of 2.0%.

•
South Bay Mental Health Center, Inc., or South Bay, is a healthcare company. Our subordinated secured debt investment in South Bay carried a 14.5% interest rate comprised of a 12.0% current pay interest and 2.5% paid-in-kind, or PIK, interest. In July 2015, South Bay repaid in full.

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
As of each of June 30, 2015 and December 31, 2014, our portfolio contained no loans that were more than 90 days past due or on non-accrual status.
We provide financial support to our portfolio companies for investment purposes in the form of originations or draws and advances. Originations represent financial support for which we have not been previously contractually required to provide and draws and advances represent financial support for which we have been previously contractually required to provide. During the six months ended June 30, 2015, we made advances to our portfolio companies of $0.8 million and no originations.
As of June 30, 2015, we have commitments to invest an additional $1.0 million to our portfolio companies. See Note 10—Commitments and Contingencies.
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
Assets Measured at Fair Value on a Recurring Basis
As of June 30, 2015, our entire portfolio of investments were Level 3 assets under ASC 820. Cash and cash equivalents were carried at cost which approximates fair value and were Level 1 assets. Interest receivable was carried at cost which approximated fair value.

Valuation Methodologies and Procedures
As required by the 1940 Act, we classify our investments by level of control. Control investments include both majority-owned control investments and non-majority owned control investments. A majority-owned control investment represents a security in which we own more than 50% of the voting interest of the portfolio company and generally control its board of directors. A non-majority owned control investment represents a security in which we own 25% to 50% of the portfolio company’s voting equity. As of each of June 30, 2015 and December 31, 2014, our portfolio contained no non-majority control investments. Non-control investments represent both affiliate and non-affiliate securities for which we do not have a controlling interest. Affiliate investments represent securities in which we own 5% to 25% of the portfolio company’s equity. Non-affiliate investments represent securities in which we own less than 5% of the portfolio company’s equity.

•
Majority-Owned Control Investments—As of June 30, 2015, we had no majority-owned control investments. Market quotations are not readily available for these investments; therefore, we use a combination of market and income approaches to determine their fair value. Typically, private companies are bought and sold based on multiples of earnings before interest, taxes, depreciation and amortization, or EBITDA, cash flows, net income, revenues or, in limited cases, book value. Generally, we apply multiples that we observe for other comparable companies to relevant financial data for the portfolio company in question. Also, in a limited number of cases, we use income approaches to determine fair value, based on our projections of the discounted future free cash flows that the portfolio company will likely generate, as well as industry derived capital costs. Our valuation approaches for majority-owned investments estimate the value upon a hypothetical sale or exit and then allocates such value to the investment's securities in order of their relative liquidation preference. In addition, we assume that any outstanding debt or other securities that are senior to our securities are required to be repaid at par. These valuation approaches consider the value of our ability to control the portfolio company’s capital structure and the timing of a potential exit.

•
Non-Control Investments—As of June 30, 2015, our entire investment portfolio was comprised of non-control investments. Quoted prices were not available for our non-control investments as of June 30, 2015. For our non-control equity investments, we use the same market and income approaches used to value our control investments. For non-control debt investments for which no quoted prices are available, we estimate fair value using a market-yield approach based on the expected future cash flows discounted at the loans’ effective interest rates, based on our estimate of current market rates. We may adjust discounted cash flow calculations to reflect other market conditions or the perceived credit risk of the borrower. In the event the fair value of a non-control debt investment, as determined by the same market or income approach used to value our control investments, is below our cost, we estimate the fair value using the market or income approach.

•
Thinly Traded and Over-the-Counter Securities—As of June 30, 2015, we had no thinly traded or over-the-counter securities. Generally, we value securities that are traded in the over-the-counter market or on a stock exchange at the average of the prevailing bid and ask prices on the date of the relevant period end. However, we may apply a discount to the market value of restricted or thinly-traded public securities to reflect the impact that these restrictions have on the value of these securities. We review factors, including the trading volume, total securities outstanding and our percentage ownership of securities to determine whether the trading levels are active (Level 1) or inactive (Level 2). We utilize independent pricing services to arrive at certain of our fair value estimates. To corroborate “bid/ask” quotes from independent pricing services we perform a market-yield approach to validate prices obtained or obtain other evidence.

Our valuation analyses incorporate the impact that key events could have on the securities’ values, including public and private mergers and acquisitions, purchase transactions, public offerings, letters of intent and subsequent debt or equity sales. Our valuation analyses also include key external data, such as market changes and industry valuation benchmarks. Our general practice is to obtain an independent valuation or review of valuation at least once per year for each portfolio investment that had a fair value in excess of $5.0 million, unless the fair value has otherwise been derived through a sale of some or all of our investment in the portfolio company or is a new investment made within the last twelve months. In total, as of June 30, 2015, we either obtained a valuation or review from an independent firm, considered new investments made, pending sales of the investments or used market quotes in the preceding twelve-month period to calculate 100.0% of our investment portfolio, calculated on a fair value basis.
The majority of the valuations performed by the independent valuation firms utilize proprietary models and inputs. We have used, and intend to continue to use, independent valuation firms to provide additional support for our internal analyses.

Our board of directors sets our valuation policies and procedures and determines the fair value of our investments. The investment and valuation committee of our board of directors meets at least quarterly with our executive management to review management’s recommendations of the fair value of our investments. Our board of directors considers our valuations, as well as the independent valuations and reviews, in its determination of the fair value of our investments.
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
Changes in Level 3 Fair Value Measurements
We classify securities in the Level 3 valuation hierarchy based on the significance of the unobservable factors to the overall fair value measurement. Our fair value approach for Level 3 securities primarily uses unobservable inputs, but may also include observable, actively quoted components derived from external sources. Accordingly, the gains and losses in the table below include fair value changes due, in part, to observable factors. Additionally, we transfer investments in and out of Level 1, 2 and 3 securities as of the ending balance sheet date, based on changes in the use of observable and unobservable inputs utilized to perform the valuation for the period. During the three and six months ended June 30, 2015, there were no transfers in or out of Level 1, 2 or 3. During the three and six months ended June 30, 2014, our investment in Broadview Networks Holdings, Inc. was transferred from level 3 to level 2, because its common stock began trading in an inactive market.
The following table provides a reconciliation of fair value changes during the three months ended June 30, 2015 for all investments for which we determine fair value using unobservable (Level 3) factors:

(in thousands)	Fair value measurements using unobservable inputs (Level 3)
	Non-affiliate Investments	Total
Fair value as of March 31, 2015
Senior secured debt	$40,908	$40,908
Subordinated secured debt	8,991	8,991
Total fair value as of March 31, 2015	49,899	49,899
Realized/unrealized gain (loss)
Senior secured debt	28	28
Total realized/unrealized gain	28	28
Issuances
Senior secured debt	532	532
Subordinated secured debt	65	65
Total issuances	597	597
Settlements
Senior secured debt	(21,192)	(21,192)
Total settlements	(21,192)	(21,192)
Fair value as of June 30, 2015
Senior secured debt	20,276	20,276
Subordinated secured debt	9,056	9,056
Total fair value as of June 30, 2015	$29,332	$29,332
There were no purchases of level 3 investments during the three months ended June 30, 2015.

The following table provides a reconciliation of fair value changes during the three-month period ended June 30, 2014 for all investments for which we determine fair value using unobservable (Level 3) factors:

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

Unrealized (Depreciation) Appreciation of Level 3 Investments
The following table summarizes the unrealized appreciation (depreciation) that we recognized on those investments for which we determined fair value using unobservable inputs (Level 3) for the three months ended June 30, 2015 and 2014:

	Three months ended June 30, 2015				Three months ended June 30, 2014
(in thousands)	Non-affiliate Investments	Affiliate Investments	Control Investments	Total	Non-affiliate Investments	Affiliate Investments	Control Investments	Total
Change in unrealized appreciation (depreciation)
Senior secured debt	$28	$—	$—	$28	$(1,452)	$(833)	$12	$(2,273)
Subordinated secured debt	—	—	—	—	—	—	—	—
Preferred equity	—	—	—	—	9	—	347	356
Common/common equivalents equity	—	—	—	—	209	(1)	—	208
Total change in unrealized appreciation (depreciation) on Level 3 investments	$28	$—	$—	$28	$(1,234)	$(834)	$359	$(1,709)
The following table provides a reconciliation of fair value changes during the six months ended June 30, 2015 for all investments for which we determine fair value using unobservable (Level 3) factors:

(in thousands)	Fair value measurements using unobservable inputs (Level 3)
	Non-affiliate Investments	Control Investments	Total
Fair value as of December 31, 2014
Senior secured debt	$23,370	$17,192	$40,562
Subordinated secured debt	22,460	—	22,460
Preferred equity	—	12,044	12,044
Total fair value as of December 31, 2014	45,830	29,236	75,066
Realized/unrealized gain (loss)
Senior secured debt	186	—	186
Subordinated secured debt	100	—	100
Preferred equity	—	1,357	1,357
Total realized/unrealized gain	286	1,357	1,643
Issuances
Senior secured debt	18,047	(17,192)	855
Subordinated secured debt	337	—	337
Total issuances	18,384	(17,192)	1,192
Settlements
Senior secured debt	(21,327)	—	(21,327)
Subordinated secured debt	(13,841)	—	(13,841)
Total settlements	(35,168)	—	(35,168)
Sales
Preferred equity	—	(13,401)	(13,401)
Total sales	—	(13,401)	(13,401)
Fair value as of June 30, 2015
Senior secured debt	20,276	—	20,276
Subordinated secured debt	9,056	—	9,056
Total fair value as of June 30, 2015	$29,332	$—	$29,332
There were no purchases of level 3 investments during the six months ended June 30, 2015.

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

Unrealized (Depreciation) Appreciation of Level 3 Investments
The following table summarizes the unrealized appreciation (depreciation) that we recognized on those investments for which we determined fair value using unobservable inputs (Level 3) for the six months ended June 30, 2015 and 2014:

	Six months ended June 30, 2015				Six months ended June 30, 2014
(in thousands)	Non-affiliate Investments	Affiliate Investments	Control Investments	Total	Non-affiliate Investments	Affiliate Investments	Control Investments	Total
Change in unrealized appreciation (depreciation)
Senior secured debt	$51	$—	$—	$51	$(1,346)	$(15,809)	$(37)	$(17,192)
Subordinated secured debt	—	—	—	—	(33)	—	—	(33)
Preferred equity	—	—	1,320	1,320	2,728	(381)	(5,992)	(3,645)
Common/common equivalents equity	—	—	—	—	506	(153)	—	353
Total change in unrealized appreciation (depreciation) on Level 3 investments	$51	$—	$1,320	$1,371	$1,855	$(16,343)	$(6,029)	$(20,517)
Significant Unobservable Inputs
Our investment portfolio is not composed of homogeneous debt and equity securities that can be valued with a small number of inputs. Instead, our investment portfolio is composed of complex debt securities with distinct contract terms and conditions. As such, our valuation of each investment in our portfolio is unique and complex, often factoring in numerous different inputs, including the historical and forecasted financial and operational performance of the portfolio company, projected cash flows, market multiples, comparable market transactions, the priority of our securities compared with those of other investors, credit risk, interest rates, independent valuations and reviews and other inputs too numerous to list quantitatively herein.
The following table summarizes the significant unobservable inputs in the fair value measurements of our level 3 investments by category of investment and valuation technique as of June 30, 2015:

($ in thousands)	Fair Value	Valuation Techniques	Unobservable Inputs	Range		Weighted Average
				Minimum	Maximum
Senior debt	$20,276	Discounted Cash Flow	Market Interest Rate	6.5%	6.5%	6.5%
		Pending Transactions	Pending Transactions	N/A	N/A	N/A
Subordinated debt	9,056	Discounted Cash Flow	Market Interest Rate	14.5%	14.5%	14.5%
	$29,332
NOTE 4—CONCENTRATIONS OF INVESTMENT RISK
As of June 30, 2015, $26.6 million, or 90.5%, of our portfolio at fair value was invested in companies in the healthcare industry. As of June 30, 2015, our total assets were $179.2 million. Investments at fair value in the healthcare industry were 14.8% of our total assets.
NOTE 5—BORROWINGS
As of June 30, 2015 and December 31, 2014, we had no outstanding borrowings or borrowing facilities.
As a BDC, we are not permitted to incur indebtedness or issue senior securities, including preferred stock, unless immediately after such borrowing we have an asset coverage for total borrowings (which excluded our SBIC debentures) of at least 200%. In addition, we may not be permitted to declare any cash dividend or other distribution on our outstanding common shares, or purchase any such shares, unless, at the time of such declaration or purchase, we have an asset coverage ratio of at least 200% after deducting the amount of such dividend, distribution or purchase price. During the six months ended June 30, 2014, we had the following borrowing facilities:

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
Stock Repurchases
The following table summarizes our stock repurchases under our stock repurchase programs for the six months ended June 30, 2015.

Six months ended June 30, 2015
Dollar amount repurchased (in thousands)	$4,175
Shares repurchased	1,061,075
Average price per share	$3.93
Discount to quarterly weighted average net asset value per share	16.1%
On January 17, 2012, our board of directors authorized a stock repurchase program of up to $35.0 million, which was terminated after we effected repurchases totaling approximately $29.4 million. On October 25, 2013, our board of directors authorized a second stock repurchase program of up to $25.0 million. On February 28, 2014, our board of directors increased the second stock repurchase program to $35.0 million. On April 25, 2014, our board of directors terminated the second stock repurchase program effective as of May 2, 2014 and authorized a third stock repurchase program of up to $50.0 million effective as of May 5, 2014. On August 5, 2014, our board of directors terminated the third stock repurchase program and authorized a fourth stock repurchase program of up to $50.0 million effective as of August 12, 2014. On October 17, 2014, our board of directors suspended the fourth stock repurchase program. On December 18, 2014, the fourth stock repurchase program, which had been suspended during our modified "Dutch Auction" tender offer, was reinstated. In January 2015, the fourth stock repurchase program was discontinued. We provided our stockholders with notice of our intention to repurchase shares of our common stock in accordance with 1940 Act requirements. We retired all shares of common stock that we purchased in connection with the stock repurchase program.
Restricted Stock
We requested and received the assurance of the staff of the Division of Investment Management that it would not recommend enforcement action to the SEC under the 1940 Act or Rule 17d-1 thereunder if we engage in a stock repurchase program and agree not to issue additional restricted stock under any compensation plan unless such issuance, together with all restricted stock outstanding under all compensation plans, does not exceed 10% of our outstanding common stock at the time of such issuance less the total number of shares previously issued, in the aggregate, pursuant to all compensatory plans. Although as of June 30, 2015, there were 1,426,811 shares of our common stock available for issuance under our Third Amended and Restated 2006 Employee Restricted Stock Plan, or 2006 Plan, no shares of restricted stock could be issued under our 2006 Plan or our Third Amended and Restated 2006 Non-Employee Director Restricted Stock Plan, or 2006 Non-Employee Plan, because the 10% threshold set forth in the SEC's order had been reached due to shares we repurchased under our stock repurchase program.
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
During each of the six months ended June 30, 2015 and 2014, no shares of restricted stock were issued under the 2006 Plan.
During each of the six months ended June 30, 2015 and 2014, we recognized $0.2 million and $1.6 million, respectively, of compensation expense related to share-based compensation awards. As of June 30, 2015, all the restricted share awards for which forfeiture provisions had not lapsed carried non-forfeitable dividend rights to the holder of the restricted shares. As of June 30, 2015, we had $0.3 million of unrecognized compensation cost related to restricted common stock awarded to employees. We expect to recognize the remaining costs over the remaining weighted-average requisite service period of 0.75 years.
Non-Employee Director Share-Based Compensation
During June 2006, our stockholders initially approved the 2006 Non-Employee Plan which was subsequently amended and restated. In May 2010, our stockholders approved an amendment to the 2006 Non-Employee Plan that increased the number of shares we may award to non-employee members of our board of directors from 100,000 to 150,000 shares. During each of the six months ended June 30, 2015 and 2014, no shares of restricted stock were issued to non-employee directors. Our board of directors has waived the right to an automatic award of 7,500 shares of restricted stock, previously awarded to non-employee directors upon the commencement of each three-year term of board service.  During each of the six months ended June 30, 2015 and 2014, we recognized less than $0.1 million of compensation costs related to share-based awards to non-employee directors. We include this compensation cost in general and administrative expense on our Consolidated Statements of Operations. As of June 30, 2015, we had less than $0.1 million of unrecognized compensation cost related to restricted common stock awarded to non-employee directors, which we expect to recognize over the remaining weighted-average requisite service period of 0.75 years.

Summary of Employee and Non-Employee Director Share-Based Compensation
The forfeiture provisions for the restricted stock will lapse on the earliest of a change of control or March 2016. The following table summarizes our restricted stock award activity during the six months ended June 30, 2015:

	Shares	Weighted-Average Grant Date Fair Value per Share
Subject to forfeiture provisions as of December 31, 2014	368,120	$4.45
Awarded	—	$—
Forfeiture provision satisfied	(13,120)	$4.89
Forfeited	—	$—
Subject to forfeiture provisions as of June 30, 2015	355,000	$4.44
NOTE 8—INCOME TAXES
We use the asset and liability method to account for our Taxable Subsidiaries' income taxes. Using this method, we recognize deferred tax assets and liabilities for the estimated future tax effects attributable to temporary differences between financial reporting and the tax basis of assets and liabilities. In addition, we recognize deferred tax benefits associated with net operating carryforwards that we may use to offset future tax obligations. We measure deferred tax assets and liabilities using the enacted tax rates expected to apply to taxable income in the years in which we expect to recover or settle those temporary differences. During the six months ended June 30, 2015, we recorded an income tax benefit of less than $0.1 million, which was primarily attributable to refunds received by one of our Taxable Subsidiaries. During the six months ended June 30, 2014, we recorded an income tax provision of less than $0.1 million, which was primarily attributable to flow-through taxable income on certain investments held by our subsidiaries.
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

If we fail to satisfy the distribution requirement or fail to qualify as a RIC in any taxable year, we would be subject to tax in that year on all of our taxable income at regular corporate rates, regardless of whether we make any distributions to our stockholders. Distributions would not be required, and any distributions made in taxable years beginning on or after January 1, 2014 would be taxable to our stockholders as ordinary dividend income that, subject to certain limitations, may be eligible for the 15% or 20% maximum tax rate (depending on income thresholds) to the extent of our current and accumulated earnings and profits. Subject to certain limitations under the Internal Revenue Code, corporate distributees would be eligible for the dividends-received deduction. Distributions in excess of our current and accumulated earnings and profits would be treated first as a return of capital to the extent of the stockholder’s tax basis, and any remaining distributions would be treated as a capital gain.
Distributions
From December 2001 through June 30, 2015, we declared aggregate per share distributions of $14.13. Each year, we mail statements on Form 1099-DIV to our stockholders that identify whether we made distributions from ordinary income, net capital gains on the sale of securities, each of which are taxable distributions, and/or a return of paid-in-capital surplus, which is a nontaxable distribution. A portion of our distributions may represent a return of capital to our stockholders, to the extent that the total distributions paid in a given year exceed current and accumulated taxable earnings and profits. All or a portion of the distributions that we paid to stockholders during fiscal years 2014, 2013, 2012, 2011, 2008, 2006, 2005, 2004 and 2003 represented a return of capital.
We determine the tax attributes of our distributions as of the end of our fiscal year based upon our taxable income for the full year and distributions paid during the full year. Therefore, a determination of tax attributes made on a quarterly basis may not be representative of the actual tax attributes of distributions for a full year. There were no distributions declared from January 1, 2015 through June 30, 2015. As of June 30, 2015, we have calculated an income tax loss for the full year resulting in no requirement for distributions. Future distributions will take into account the requirements for us to distribute the majority of our taxable income to fulfill our distribution requirements as a RIC, together with an assessment of our gains and losses recognized or to be recognized for tax purposes, portfolio transactional events, liquidity, cash earnings and our asset coverage ratio at the time of such decision.
Capital Loss Carryforwards
On December 22, 2010, the Regulated Investment Company Modernization Act of 2010, or the Modernization Act, was enacted, which changed various technical rules governing the tax treatment of RICs. The changes are generally effective for taxable years beginning after the date of enactment. One of the more prominent changes addresses capital loss carryforwards. Under the Modernization Act, each RIC will be permitted to carry forward capital losses incurred in taxable years beginning after the date of enactment for an unlimited period. However, any losses incurred during those subsequent taxable years will be required to be utilized prior to the losses incurred in pre-enactment taxable years, which carry an expiration date. As a result of this ordering rule, pre-enactment capital loss carryforwards may be more likely to expire unused. Additionally, post-enactment capital loss carryforwards will retain their character as either short-term or long-term capital losses rather than being considered all short-term as permitted under previous regulation. For the six months ended June 30, 2015 and for the tax years ended December 31, 2014, 2013, 2012 and 2011, we have total net capital losses of $267.9 million which have no expiration and will be carried forward indefinitely to offset future net capital gains. Capital loss carryforwards from tax years 2009 of $54.2 million and 2010 of $5.2 million will expire December 31, 2017 and December 31, 2018, respectively, unless utilized to offset future net capital gains prior to those expiration dates to the extent permitted by federal tax law.
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

NOTE 9—EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted income per common share for the three and six months ended June 30, 2015 and 2014:

(dollars in thousands, except per share amounts)	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Numerator for basic and diluted earnings per share
Net (loss) income	$(150)	$(5,268)	$1,149	$(24,204)
Less: Dividends declared—common and restricted shares	—	(4,402)	—	(13,091)
Undistributed (loss) income	(150)	(9,670)	1,149	(37,295)
Percentage allocated to common shares(a)	100.0%	100.0%	99.0%	100.0%
Undistributed earnings—common shares	(150)	(9,670)	1,138	(37,295)
Add: Dividends declared—common shares	—	4,402	—	13,091
Numerator for common shares outstanding excluding participating shares	(150)	(5,268)	1,138	(24,204)
Numerator for participating unvested shares only	—	—	11	—
Numerator for basic and diluted earnings per share—total	$(150)	$(5,268)	$1,149	$(24,204)
Denominator for basic and diluted weighted-average shares outstanding
Common shares outstanding	36,718	61,221	36,848	65,286
Participating unvested shares(b)	—	—	362	—
Basic and diluted weighted-average common shares outstanding—total	36,718	61,221	37,210	65,286
Earnings (loss) per share—basic and diluted
Excluding participating unvested shares	$—	$(0.09)	$0.03	$(0.37)
Including participating unvested shares	$—	$(0.09)	$0.03	$(0.37)

(a) Basic and diluted weighted-average common shares:
Weighted-average common shares outstanding	36,718	61,221	36,848	65,286
Weighted-average restricted shares(b)	—	—	362	—
Total basic and diluted weighted-average common shares	36,718	61,221	37,210	65,286
Percentage allocated to common shares	100.0%	100.0%	99.0%	100.0%
(b)     For the three months ended June 30, 2015 and the three and six months ended June 30, 2014, we excluded 357, 510 and 702 weighted-average shares of restricted common stock from the calculation of diluted loss per share because the inclusion of these shares would have had an anti-dilutive impact on the calculation of loss per share.

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
In connection with our proposed merger with PennantPark, we are a party to a consolidated class action stockholder lawsuit. Six complaints were filed by stockholders challenging the merger between May 6, 2015, and May 18, 2015, in the Delaware Court of Chancery. The complaints were consolidated and on June 10, 2015, a consolidated class action complaint was filed. The consolidated complaint alleges that MCG’s directors violated their fiduciary duties by, among other things, not protecting against their supposed conflicts of interest and failing to take steps to maximize the consideration to be received by MCG’s stockholders in the Merger. The consolidated complaint also alleges that PennantPark and its affiliated entities have aided and abetted the MCG directors’ purported breach of fiduciary duties.

The complaint demands, among other things, a preliminary and permanent injunction against the Merger and rescission of the transaction to the extent that it has been implemented. MCG believes that the consolidated complaint is without merit.
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
We do not report the unused portions of these commitments on our Consolidated Balance Sheets. As of June 30, 2015 and December 31, 2014, we had $1.0 million and $2.0 million, respectively, of outstanding unused loan commitments. We estimate that as of each of June 30, 2015 and December 31, 2014, the fair value of these commitments was less than $0.1 million based on the fees that we currently charge to enter into similar arrangements, taking into account the creditworthiness of the counterparties. As of June 30, 2015 and December 31, 2014, we had no outstanding guarantees or standby letters of credit.
Lease Obligation
The lease on our headquarters in Arlington, Virginia has a term from December 2014 through December 2015. The base rent for the lease is $0.7 million per year with a $0.2 million rent credit. The base rent will not increase during the term of the lease. As of June 30, 2015, our obligation for the remaining term of the lease is $0.3 million, all of which will be payable during the next twelve months.

NOTE 11—FINANCIAL HIGHLIGHTS
The following schedule summarizes our financial highlights for the six months ended June 30, 2015 and 2014:

	Six months ended
(in thousands, except per share amounts)	June
	2015	2014
Per share data
Net asset value at beginning of period(a)	$4.69	$4.74
Net income (loss)(b)
Net operating (loss) income before net investment gain (loss) and income tax (benefit) provision	(0.01)	0.07
Net realized loss on investments	(4.28)	(0.13)
Net unrealized appreciation (depreciation) on investments	4.32	(0.31)
Net income (loss)	0.03	(0.37)
Net decrease in net assets resulting from distributions
Distributions declared from net operating income	—	(0.13)
Distributions declared in excess of net operating income	—	(0.07)
Net decrease in net assets resulting from distributions	—	(0.20)
Net increase in net assets relating to stock-based transactions
Repurchase of common stock(b)	0.02	0.20
Net increase in stockholders’ equity from restricted stock amortization(b)	0.01	0.02
Net increase in stockholders’ equity from other stock transactions(b)	—	0.03
Net increase in net assets relating to stock-based transactions	0.03	0.25
Net asset value at end of period(a)	4.75	4.42
Market price per share
Beginning of period	$3.83	$4.26
End of period	$4.56	$3.92
Total Return(c)	19.06%	-3.40%
Shares of Common Stock Outstanding
Weighted-average—basic and diluted	37,210	65,286
End of period	37,074	54,252
Net assets
Average	$176,012	$296,338
End of period	$176,137	$239,789
Ratios (annualized)
Operating expenses to average net assets	4.64%	9.52%
Net operating income to average net assets	-0.53%	3.32%
General and administrative expense to average net assets	2.35%	3.90%
Return on average equity	1.32%	-16.48%
__________________ (a) Based on total number of shares outstanding.
(b) Based on weighted-average number of shares outstanding.
(c) Total return = [(ending market price per share – beginning market price per share + dividends paid per share) / beginning market price per share].
NOTE 12—SIGNIFICANT SUBSIDIARY
We have determined that for the six months ended June 30, 2014, RadioPharmacy Investors, LLC, or RadioPharmacy, was an unconsolidated portfolio company that met the conditions of a significant subsidiary and therefore, we are presenting unaudited summarized financial information of RadioPharmacy. RadioPharmacy is a private company, which had prepared financial statements in accordance with GAAP but not in accordance with Regulation S-X.

RadioPharmacy was a nuclear compounding pharmacy for regional hospitals and imaging centers. During the six months ended June 30, 2014, we recognized $1.1 million of total revenue from our investment in RadioPharmacy. The following table sets forth summarized balance sheet information for RadioPharmacy as of June 30, 2014.

(in thousands)	June 30, 2014
(unaudited)
Assets:
Total current assets	$6,431
Total non-current assets	19,677
Total assets	$26,108

Liabilities and Stockholders' Equity:
Current liabilities	$3,612
Long-term liabilities	19,806
Preferred stock	1
Other stockholders' equity	2,689
Total liabilities and stockholders' equity	$26,108
The following table sets forth summarized income statement information for RadioPharmacy for the six months ended June 30, 2014.

Six months ended June 30,
(in thousands)	2014
(unaudited)
Sales	$13,467
Gross margin	$8,062
Net income	$470

Review Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
MCG Capital Corporation
We have reviewed the accompanying consolidated balance sheet of MCG Capital Corporation, including the consolidated schedule of investments, as of June 30, 2015, the related consolidated statements of operations, for the three- and six-month periods ended June 30, 2015 and 2014, and the related consolidated statements of changes in net assets, cash flows and financial highlights for the six-month periods ended June 30, 2015 and 2014. These financial statements are the responsibility of MCG Capital Corporation’s management.
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
July 28, 2015

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The information contained in this section should be read in conjunction with the Selected Financial Data and our Condensed Consolidated Financial Statements and notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q.
This Quarterly Report on Form 10-Q, including Management's Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements that involve substantial risks and uncertainties. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates, forecasts, projections, intentions, goals, strategies, plans, prospects and the beliefs and assumptions of our management including, without limitation: our expectations regarding our results of operations, including revenues, net operating income, net investment losses and general and administrative expenses and the factors that may affect such results; the ability of the parties to consummate the transaction with PennantPark on the expected timeline (or at all); the failure of PennantPark or MCG stockholders to approve the proposed merger; the ability to realize the anticipated benefits of the transaction; the effects of disruption on the companies’ business from the proposed merger; the actual premium to adjusted net asset value paid in the merger, if any; the actual market capitalization of the combined company; the effect that the announcement or consummation of the merger may have on the trading price of the common stock of PennantPark or MCG; the combined company’s plans, expectations, objectives, performance, operations and intentions; the amount or timing of any dividends that may be paid by the combined company; the proposal made by HC2 Holdings, Inc. (“HC2”); any regulatory action which may or may not be taken with respect to the proposed merger or the proposal made by HC2; any decision by MCG to pursue continued operations, a liquidation or an alternative transaction upon the termination of any merger agreement; changes in MCG’s net asset value in the future; fees and expenses incurred by MCG in connection with a liquidation; the value of MCG’s assets in a liquidation; the timeline to complete a liquidation; any changes to MCG’s listing, registration, management or board of directors in a liquidation; the outcome of any stockholder litigation relating to the transaction or any other litigation to which MCG is a party; any other alternative proposed transactions and any potential termination of the merger agreement; the actions of MCG stockholders with respect to any proposed transactions; our ability to use net capital loss carryforwards and certain other pre-tax attributes; our decisions to make dividend distributions after taking into account our distribution requirements as a RIC, together with an assessment of our current and forecasted gains and losses recognized or to be recognized for tax purposes, portfolio transactional events, liquidity, cash earnings and our asset coverage ratio; the sufficiency of liquidity to meet 2015 operating requirements, new origination opportunities and potential dividend distributions; our expectations regarding the full use of, and our belief that our operations, monetizations and unrestricted cash will provide sufficient liquidity to fund, as necessary, requests to draw on unused portions of commitments that obligate us to extend credit in the form of loans, participations in loans, guarantees, letters of credit and other financial commitments; our use of independent valuation firms to provide additional support for our internal analyses; our expectations regarding the outcome of legal proceedings incidental to our business; market conditions generally and specifically regarding the leveraged loan market; the state of the economy and other factors. Forward-looking statements can be identified by terminology such as “anticipate,” “believe,” “could,” “could increase the likelihood,” “hope,” “target,” “project,” “goals,” “potential,” “predict,” “might,” “estimate,” “expect,” “intend,” “is planned,” “may,” “should,” “will,” “will enable,” “would be expected,” “look forward,” “may provide,” “would” or similar terms, variations of such terms or the negative of those terms. These statements are not guarantees of future performance and are subject to risks, uncertainties, and other factors, some of which are beyond our control and difficult to predict. Important factors could cause our actual results to differ materially from those indicated or implied by forward-looking statements. Such factors that could cause or contribute to such differences include those risk factors discussed in Item IA of Part II of this Quarterly Report on Form 10-Q.
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
RECENT DEVELOPMENTS — Q2 2015

•	Originations and Advances - We made $0.4 million in advances to existing portfolio companies, which were repaid in the second quarter of 2015.

•
Loan Monetizations - We received $21.2 million in loan payoffs and amortization payments, principally from the $14.1 million monetization of C7 Data Centers, Inc. and a $6.5 million pay-down of GMC Television Broadcasting, LLC, or GMC. In addition, South Bay Mental Health Center, Inc., or South Bay, repaid in full our subordinated loan in July 2015 and we received indications from Pharmalogic Holdings Corp., or Pharmalogic, of their intention to repay their loan in full in the third quarter of 2015.

•	Exit of Equity Investment - We sold our last equity investment, Broadview Networks Holdings, Inc. for $0.2 million, an amount equal to our prior valuation.

•	Asset Quality - As of June 30, 2015, we had no loans on non-accrual, at cost or fair value, and reported leverage for each loan is less than 4.0x (including our lowest ranking security).
MERGER TRANSACTION
On April 28, 2015, following an auction process, we and PennantPark Floating Rate Capital Ltd., or PennantPark, two of its wholly-owned subsidiaries and, solely for limited purposes, its investment advisor, entered into a definitive merger agreement under which PennantPark will acquire MCG in a stock and cash transaction currently valued at approximately $175 million, or approximately $4.75 per MCG common share.
If the merger is completed, holders of MCG common stock will have the right to receive $4.521 in shares of PennantPark common stock for each share of MCG common stock held immediately prior to the merger, as well as $0.226 in cash consideration (subject to upward adjustment based on the market price of PennantPark common stock).
The PennantPark offer price of $4.75 per MCG share represents a 57% premium to MCG"s 52-week low, 25% premium from the date MCG announced an intention to explore strategic alternatives and 15.8% premium to MCG's closing stock price of $4.10 the day before the merger announcement.
A special meeting of stockholders is scheduled to be held on August 14, 2015 at which MCG stockholders will be asked to vote on the merger.
The merger agreement provides that, in the event of termination of the merger agreement under certain circumstances, including in connection with the acceptance of an alternative transaction, MCG may be required to pay PennantPark a termination fee equal to $7.0 million.
The transaction is expected to close in the third quarter of 2015, subject to approval of MCG and PennantPark stockholders.

ACCESS TO CAPITAL AND LIQUIDITY
At June 30, 2015, we had $148.8 million of cash and cash equivalents available for general corporate purposes and $0.2 million of restricted cash held in escrow. We expect our cash per share to increase in 2015 as investments monetize.
In July 2015, South Bay repaid in full our subordinated loan. In addition, based on conversations with Pharmalogic, we expect to monetize our investment at par in the quarter ended September 30, 2015.
PORTFOLIO COMPOSITION AND INVESTMENT ACTIVITY
As of June 30, 2015, the fair value of our investment portfolio was $29.3 million, which represents a $46.0 million, or 61.1%, decrease from the $75.3 million fair value as of December 31, 2014. The following sections describe the composition of our investment portfolio as of June 30, 2015 and key changes in our portfolio during the six months ended June 30, 2015.
Portfolio Composition
The following table summarizes the composition of our investment portfolio at fair value:

	June 30, 2015		December 31, 2014
(dollars in thousands)	Investments at Fair Value	Percent of Total Portfolio	Investments at Fair Value	Percent of Total Portfolio
Debt investments
Senior secured debt	$20,276	69.1%	$40,562	53.8%
Subordinated secured debt	9,056	30.9	22,460	29.8
Total debt investments	29,332	100.0	63,022	83.6
Equity investments
Preferred equity	—	—	12,044	16.0
Common/common equivalents equity	—	—	266	0.4
Total equity investments	—	—	12,310	16.4
Total investments	$29,332	100.0%	$75,332	100.0%
As of June 30, 2015, our portfolio consisted of debt investments in three companies as described below.

•	GMC is a broadcasting company. Our senior debt investment in GMC carried a 4.3% interest rate that varied based on the LIBOR benchmark or the prime rate.

•
Pharmalogic is a healthcare company. Our senior debt investment in Pharmalogic carried an 8.5% interest rate that varied based on the LIBOR benchmark or the prime rate. The interest rate had LIBOR and prime rate floors of 2.0%.

•
South Bay is a healthcare company. Our subordinated secured debt investment in South Bay carried a 14.5% interest rate comprised of a 12.0% current pay interest and 2.5% paid-in-kind, or PIK, interest. In July 2015, South Bay repaid in full.

At origination, our loans generally have four- to six-year stated maturities. Borrowers typically pay an origination fee based on a percent of the total commitment and a fee on undrawn commitments.
As of June 30, 2015, $26.6 million, or 90.5%, of our portfolio at fair value was invested in companies in the healthcare industry. As of June 30, 2015, our total assets were $179.2 million. Investments at fair value in the healthcare industry were 14.8% of our total assets.

Changes in Investment Portfolio
The following table summarizes our total portfolio investment activity during the six months ended June 30, 2015 and 2014:

	Six months ended
(in thousands)	June
	2015	2014
Beginning investment portfolio	$75,332	$368,873
Originations and advances	791	9,366
Gross payments, reductions and sales of securities	(48,805)	(154,587)
Net realized gain (loss)	(159,073)	(8,719)
Unrealized depreciation	21	(24,949)
Reversals of unrealized depreciation	160,664	4,698
Origination fees and amortization of unearned income	402	1,393
Ending investment portfolio	$29,332	$196,075
Originations and Advances
The following table shows our originations and advances during the six months ended June 30, 2015 and 2014 by security type:

	Six months ended June 30,
	2015		2014
(dollars in thousands)	Amount	% of Total	Amount	% of Total
Debt investments
Senior secured debt	$654	82.7%	$6,451	68.9%
Subordinated debt
Secured	137	17.3	1,854	19.8
Unsecured	—	—	538	5.8
Total debt investments	791	100.0	8,843	94.5
Equity investments
Preferred equity	—	—	523	5.5
Total equity investments	—	—	523	5.5
Total originations and advances	$791	100.0%	$9,366	100.0%
Additionally, in connection with the sale of Pharmalogic, we amended and restated our existing senior secured debt and provided first lien financing consisting of a $17.5 million term loan and a $1.0 million revolver at an interest rate of 8.5% due in December 2017.

Repayments, Sales and Other Reductions of Investment Portfolio
The following table shows our gross payments, reductions and sales of securities during the six months ended June 30, 2015 and 2014 by security type:

	Six months ended June 30,
	2015		2014
(dollars in thousands)	Amount	% of Total	Amount	% of Total
Debt investments
Senior secured debt	$21,327	43.7%	$75,448	48.8%
Subordinated debt
Secured	13,842	28.4	52,898	34.2
Unsecured	—	—	20,547	13.3
Total debt investments	35,169	72.1	148,893	96.3
Equity investments
Preferred equity	13,401	27.4	5,288	3.4
Common/common equivalents equity	235	0.5	406	0.3
Total equity investments	13,636	27.9	5,694	3.7
Total gross payments, reductions and sales of securities	$48,805	100.0%	$154,587	100.0%
During the six months ended June 30, 2015 and 2014, our gross payments, reductions and sales of securities by transaction type included:

	Six months ended June 30,
(in thousands)	2015	2014
Principal repayments, reductions and loan sales	$27,578	$128,658
Sale of equity investments	7,235	5,369
Scheduled principal amortization	7,349	9,761
Collection of accrued paid-in-kind interest and dividends	6,643	10,799
Total gross payments, reductions and sales of securities	$48,805	$154,587
As shown in the following table, during the six months ended June 30, 2015, we monetized 5 portfolio investments with proceeds totaling $41.5 million:

	Six months ended
	June 30, 2015
(in thousands)	Principal Repayments and Proceeds from Loan Sales	Sale or Settlement of Equity Investments	PIK Interest and Dividend Prepayments	Total
Monetizations
C7 Data Centers, Inc.	$14,078	$—	$—	$14,078
RadioPharmacy Investors, LLC	—	7,000	6,401	13,401
Industrial Safety Technologies, LLC	7,000	—	242	7,242
Intrafusion Holdings, Inc.	6,500	—	—	6,500
Broadview Networks Holdings, Inc.	—	235	—	235
Total monetizations	27,578	7,235	6,643	41,456
Other scheduled payments	7,349	—	—	7,349
Total gross payments, sales and other reductions of investment portfolio	$34,927	$7,235	$6,643	$48,805
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
As of June 30, 2015, all three of our investments had an investment rating of 3. In July 2015, South Bay repaid in full our subordinated loan. In addition, based on conversations with Pharmalogic, we expect to monetize our investment at par in the quarter ended September 30, 2015.
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
As of each of June 30, 2015 and December 31, 2014, our portfolio contained no loans that were more than 90 days past due or on non-accrual status.

Results of Operations
The following section compares our results of operations for the three months ended June 30, 2015 to the three months ended June 30, 2014.
COMPARISON OF THE THREE MONTHS ENDED JUNE 30, 2015 AND 2014
The following table summarizes the components of our net income for the three months ended June 30, 2015 and 2014:

	Three months ended June 30,		Variance
(dollars in thousands)	2015	2014	$	Percentage
Revenue
Interest and dividend income
Interest income	$1,098	$7,562	$(6,464)	(85.5)%
Dividend income	—	75	(75)	(100.0)
Loan fees	192	1,126	(934)	(82.9)
Total interest and dividend income	1,290	8,763	(7,473)	(85.3)
Advisory fees and other income	343	762	(419)	(55.0)
Total revenue	1,633	9,525	(7,892)	(82.9)
Operating expenses
Interest expense	—	1,866	(1,866)	(100.0)
Employee compensation
Salaries and benefits	443	1,773	(1,330)	(75.0)
Amortization of employee restricted stock	145	1,248	(1,103)	(88.4)
Total employee compensation	588	3,021	(2,433)	(80.5)
General and administrative expense	1,222	4,087	(2,865)	(70.1)
Total operating expense	1,810	8,974	(7,164)	(79.8)
Net operating (loss) income before net investment gain (loss) and income tax provision (benefit)	(177)	551	(728)	NM
Net investment gain (loss) before income tax provision (benefit)	28	(5,819)	5,847	NM
Income tax provision (benefit)	1	—	1	NM
Net (loss) income	$(150)	$(5,268)	$5,118	NM
NM=Not Meaningful
TOTAL REVENUE
Total revenue includes interest and dividend income, loan fees, advisory fees and other income. The following sections describe the reasons for the variances in each major component of our revenue during the three months ended June 30, 2015 from the three months ended June 30, 2014.
INTEREST INCOME
The level of interest income that we earn depends upon the level of interest-bearing investments outstanding during the period, as well as the weighted-average yield on these investments. During the three months ended June 30, 2015, the total yield on our average debt portfolio at fair value was 11.4% compared to 12.4% during the three months ended June 30, 2014. The weighted-average yield varies each period because of changes in the composition of our portfolio of debt investments, changes in stated interest rates, accelerations of unearned fees on paid-off/restructured loans and the balance of loans on non-accrual status for which we are not accruing interest.

The following table shows the various components of the total yield on our average debt portfolio at fair value for the three months ended June 30, 2015 and 2014:

	Three months ended June 30,
	2015	2014
Average 90-day LIBOR	0.3%	0.2%
Spread to average LIBOR on average loan portfolio	9.6	11.6
Impact of fee accelerations of unearned fees on paid/restructured loans	1.5	1.0
Impact of non-accrual loans	—	(0.4)
Total yield on average loan portfolio	11.4%	12.4%
During the three months ended June 30, 2015, interest income was $1.1 million, compared to $7.6 million during the three months ended June 30, 2014, which represented a $6.5 million, or 85.5%, decrease. This decrease reflected a $5.7 million decrease in interest income resulting from an 83.8% decrease in our average loan balance and a $0.9 million decrease in interest income attributable to a decrease in our net spread to LIBOR.
PIK Income
Interest income includes certain amounts that we have not received in cash, such as PIK interest. PIK interest represents contractually deferred interest that is added to the principal balance of the loan and compounded if not paid on a current basis. Borrowers may, in some instances, be required to prepay PIK because of certain contractual provisions or they may choose to prepay; however, more typically, PIK is paid at the end of the loan term. The following table shows the PIK-related activity for the three months ended June 30, 2015 and 2014, at cost:

	Three months ended June 30,
(in thousands)	2015	2014
Beginning PIK loan balance	$1,544	$11,717
PIK interest earned during the period	57	881
Payments received from PIK loans	—	(8,413)
Realized loss	—	(129)
Ending PIK loan balance	$1,601	$4,056
As of June 30, 2015, all of our PIK loans were accruing interest and as of June 30, 2014, we were not accruing interest on $1.0 million of the PIK loans, at cost, shown in the preceding table. During the three months ended June 30, 2014, the payments received from PIK loans included $5.3 million collected in conjunction with the repayment of our loan to Cruz Bay Publishing, Inc., $1.5 million collected in conjunction with the sale of our loan to SC Academy Holdings, Inc. and $0.9 million collected in conjunction with the repayment of our loan to West World Media, LLC.
In July 2015, South Bay repaid in full our subordinated loan including $0.4 million of PIK loan. In addition, based on conversations with Pharmalogic, we expect to monetize our investment at par in the quarter ended September 30, 2015, which we expect to result in the payoff of the outstanding PIK loan balance.
DIVIDEND INCOME
We accrete dividends on equity investments with stated dividend rates as they are earned, to the extent that we believe the dividends will be paid ultimately and the associated portfolio company has sufficient value to support the accretion. Dividend accretion is included in the cost basis of the related equity instrument on our Consolidated Balance Sheets and Consolidated Schedule of Investments. We recognize dividends on other equity investments when we receive the dividend payment. Our dividend income varies from period to period because of changes in the size and composition of our equity investments, the yield from the investments in our equity portfolio and the ability of the portfolio companies to declare and pay dividends. During the three months ended June 30, 2015, we recognized no dividend income. During the three months ended June 30, 2014, we recognized $0.1 million of dividend income. As of June 30, 2015, we had no accrued dividends.
ADVISORY FEES AND OTHER INCOME
Advisory fees and other income primarily include fees related to prepayment, advisory and management services, equity structuring, syndication, bank interest and other income. Generally, advisory fees and other income relate to specific transactions or services and, therefore, may vary from period to period depending on the level and types of services provided. During the three months ended June 30, 2015, we earned $0.3 million of advisory fees and other income, which represented a $0.4 million, or 55.0%, decrease from the three months ended June 30, 2014. This decrease resulted principally from fewer loan prepayment fees in the second quarter of 2015.
TOTAL OPERATING EXPENSES
Total operating expenses include interest, employee compensation and general and administrative expenses. The reasons for these variances are discussed in more detail below.
INTEREST EXPENSE
As of June 30, 2015 and December 31, 2014, we had no outstanding borrowings or borrowing facilities. During the three months ended June 30, 2014, we incurred $1.9 million of interest expense related to our $150.0 million of small business investment company, or SBIC, debentures owed to the United States Small Business Administration, or SBA, by Solutions Capital I, L.P., or Solutions Capital. On September 2, 2014, we prepaid in full the SBIC debentures, which had a cost of funds, including the amortization of deferred financing costs, of 4.6%.
EMPLOYEE COMPENSATION
Employee compensation expense includes base salaries and benefits, variable annual incentive compensation and amortization of employee stock awards. During the three months ended June 30, 2015, our employee compensation expense was $0.6 million, which represented an 80.5% decrease from the same period in June 30, 2014. Our salaries and benefits expense decreased by $1.3 million, or 75.0%, due to a $1.0 million decrease in incentive compensation and a $0.3 million decrease in base salaries and benefits. As of June 30, 2015, we had five employees compared to 13 employees as of June 30, 2014. Amortization of employee stock awards decreased $1.1 million, or 88.4%. Amortization of employee stock awards for the three months ended June 30, 2014 included $1.1 million of accelerated amortization related to the retirement of our former chief executive officer and other employee terminations.
GENERAL AND ADMINISTRATIVE
During the three months ended June 30, 2015, general and administrative expense was $1.2 million, which represented a $2.9 million, or 70.1%, decrease compared to the same period in 2014.

•
General and administrative expense decreased $2.3 million due to a decrease in severance costs related to employee terminations. General and administrative expense for the three months ended June 30, 2014 included $2.5 million in severance related to the retirement of our former chief executive officer and other employee terminations.

•
General and administrative expense decreased $0.5 million due to a decrease in legal fees related to our lawsuit against various defendants involved in our subordinated loan transaction with Color Star Growers of Colorado, Inc., Vast, Inc. and Color Star LLC.

•	General and administrative expense also decreased $0.2 million due to decreases in audit and accounting fees and tax and licensing costs offset by a $0.1 million increase in corporate legal fees.

NET INVESTMENT GAIN (LOSS) BEFORE INCOME TAX PROVISION
During the three months ended June 30, 2015, we recorded $28,000 of net investment gain before income tax provision (benefit), compared to $5.8 million of net investment loss during the same period in 2014. These amounts represent the total of net realized gains and (losses), net unrealized appreciation (depreciation), and reversals of unrealized (appreciation) depreciation. We reverse unrealized (appreciation) depreciation at the time that we realize the gain or (loss). The following table summarizes our realized and unrealized gain and (loss) on investments and changes in our unrealized appreciation and depreciation on investments for the three months ended June 30, 2015:

		Three months ended June 30, 2015
(in thousands)	Industry	Type	Realized Gain/(Loss)	Unrealized (Depreciation)/ Appreciation	Reversal of Unrealized Depreciation/ (Appreciation)	Net (Loss)/ Gain
Portfolio Company
Broadview Networks Holdings, Inc.	Communications	Non-Affiliate	$(159,344)	$—	$159,344	$—
Other (< $1.0 million net gain (loss))			—	28	—	28
Total			$(159,344)	$28	$159,344	$28
In April, 2015, we sold our equity investments in Broadview Networks Holdings, Inc. for $235 thousand resulting in a realized loss of $159.3 million and a reversal of previously recorded unrealized depreciation of $159.3 million.
The following table summarizes our realized and unrealized (loss) and gain on investments and changes in our unrealized appreciation and depreciation on investments for the three months ended June 30, 2014:

		Three months ended June 30, 2014
(in thousands)	Industry	Type	Realized Gain/(Loss)	Unrealized (Depreciation)/ Appreciation	Reversal of Unrealized Depreciation/ (Appreciation)	Net (Loss)/ Gain
Portfolio Company
SC Academy Holdings, Inc.	Education	Non-Affiliate	$(4,037)	$—	$—	$(4,037)
Oceans Acquisition, Inc.	Healthcare	Non-Affiliate	—	(1,491)	—	(1,491)
Other (< $1.0 million net gain (loss)			(195)	(270)	174	(291)
Total			$(4,232)	$(1,761)	$174	$(5,819)

•	In the second quarter of 2014, we sold our subordinated debt investment in SC Academy Holdings, Inc. for net proceeds of $11.1 million resulting in a realized loss of $4.0 million.

•	We also recorded $1.5 million of unrealized depreciation on our investment in Oceans Acquisition, Inc. to reflect a decrease in that portfolio company's operating performance.

COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 2015 AND 2014
The following table summarizes the components of our net income for the six months ended June 30, 2015 and 2014:

	Six months ended June 30,		Variance
(dollars in thousands)	2015	2014	$	Percentage
Revenue
Interest and dividend income
Interest income	$2,605	$16,315	$(13,710)	(84.0)%
Dividend income	—	225	(225)	(100.0)
Loan fees	405	1,478	(1,073)	(72.6)
Total interest and dividend income	3,010	18,018	(15,008)	(83.3)
Advisory fees and other income	577	853	(276)	(32.4)
Total revenue	3,587	18,871	(15,284)	(81.0)
Operating expenses
Interest expense	—	3,856	(3,856)	(100.0)
Employee compensation
Salaries and benefits	1,750	2,861	(1,111)	(38.8)
Amortization of employee restricted stock	249	1,554	(1,305)	(84.0)
Total employee compensation	1,999	4,415	(2,416)	(54.7)
General and administrative expense	2,052	5,726	(3,674)	(64.2)
Total operating expense	4,051	13,997	(9,946)	(71.1)
Net operating income before net investment (loss) gain and income tax provision	(464)	4,874	(5,338)	NM
Net investment (loss) gain before income tax provision	1,612	(29,074)	30,686	NM
Income tax provision (benefit)	(1)	4	(5)	NM
Net (loss) income	$1,149	$(24,204)	$25,353	NM
NM=Not Meaningful
TOTAL REVENUE
Total revenue includes interest and dividend income, loan fees, advisory fees and other income. The following sections describe the reasons for the variances in each major component of our revenue during the six months ended June 30, 2015 from the six months ended June 30, 2014.
INTEREST INCOME
The level of interest income that we earn depends upon the level of interest-bearing investments outstanding during the period, as well as the weighted-average yield on these investments. During the six months ended June 30, 2015, the total yield on our average debt portfolio at fair value was 11.6% compared to 11.9% during the six months ended June 30, 2014. The weighted-average yield varies each period because of changes in the composition of our portfolio of debt investments, changes in stated interest rates, fee accelerations of unearned fees on paid-off/restructured loans and the balance of loans on non-accrual status for which we are not accruing interest.
The following table shows the various components of the total yield on our average debt portfolio at fair value for the six months ended June 30, 2015 and 2014:

	Six months ended June 30,
	2015	2014
Average 90-day LIBOR	0.3%	0.2%
Spread to average LIBOR on average loan portfolio	9.9	11.9
Impact of fee accelerations of unearned fees on paid/restructured loans	1.4	0.5
Impact of non-accrual loans	—	(0.7)
Total yield on average loan portfolio	11.6%	11.9%

During the six months ended June 30, 2015, interest income was $2.6 million, compared to $16.3 million during the six months ended June 30, 2014, which represented a $13.7 million, or 84.0%, decrease. This decrease reflected a $12.4 million decrease in interest income resulting from an 82.6% decrease in our average loan balance and a $1.4 million decrease in interest income attributable to a decrease in our net spread to LIBOR.
PIK Income
The following table shows the PIK-related activity for the six months ended June 30, 2015 and 2014, at cost:

	Six months ended June 30,
(in thousands)	2015	2014
Beginning PIK loan balance	$1,707	$12,132
PIK interest earned during the period	136	2,526
Payments received from PIK loans	(242)	(10,473)
Realized loss	—	(129)
Ending PIK loan balance	$1,601	$4,056
During six months ended June 30, 2015, we received $0.2 million in PIK loan repayment related to the repayment in full of our loan to Industrial Safety Technologies, LLC. During the six months ended June 30, 2014, the payments received from PIK loans included $5.3 million collected in conjunction with the repayment of our loan to Cruz Bay Publishing, Inc., $2.1 million related to the repayment in full of our loan to G&L Investment Holdings, LLC, $1.5 million collected in conjunction with the sale of our loan to SC Academy Holdings, Inc. and $0.9 million collected in conjunction with the repayment of our loan to West World Media, LLC.
In July 2015, South Bay repaid in full our subordinated loan including $0.4 million of PIK loan. In addition, based on conversations with Pharmalogic, we expect to monetize our investment at par in the quarter ended September 30, 2015, which we expect to result in the payoff of the outstanding PIK loan balance.
DIVIDEND INCOME
During the six months ended June 30, 2015, we recognized no dividend income. During the six months ended June 30, 2014, we recognized $0.2 million of dividend income. In addition, during the six months ended June 30, 2015, we received payments on accrued dividends of $6.4 million from RadioPharmacy Investors, LLC representing all outstanding accrued dividends. As of June 30, 2015, we had no accrued dividends.
ADVISORY FEES AND OTHER INCOME
During the six months ended June 30, 2015, we earned $0.6 million of advisory fees and other income, which represented a $0.3 million, or 32.4%, decrease from the six months ended June 30, 2014. This decrease resulted principally from fewer prepayment fees related to loan prepayments in the first half of 2015.
TOTAL OPERATING EXPENSES
Total operating expenses include interest, employee compensation and general and administrative expenses. The reasons for these variances are discussed in more detail below.
INTEREST EXPENSE
As of June 30, 2015 and December 31, 2014, we had no outstanding borrowings or borrowing facilities. During the six months ended June 30, 2014, we incurred $3.9 million of interest expense related to our $150.0 million of SBIC debentures owed to the SBA by Solutions Capital and our notes outstanding under the MCG Commercial Loan Trust 2006-1, or 2006-1 Trust. On September 2, 2014, we prepaid in full the SBIC debentures, which had a cost of funds, including the amortization of deferred financing costs, of 4.6%. In addition, on January 21, 2014, we repaid the 2006-1 Trust notes.

EMPLOYEE COMPENSATION
Employee compensation expense includes base salaries and benefits, variable annual incentive compensation and amortization of employee stock awards. During the six months ended June 30, 2015, our employee compensation expense was $2.0 million, which represented a $2.4 million, or 54.7%, decrease from the same period in 2014. Our salaries and benefits decreased by $1.1 million, or 38.8%, due to a $0.8 million decrease in base salaries and benefits and a $0.3 million decrease in incentive compensation. As of June 30, 2015, we had 5 employees compared to 13 employees as of June 30, 2014. Amortization of employee stock awards decreased $1.3 million, or 84.0%. Amortization of employee stock awards for the six months ended June 30, 2014 included $1.1 million of accelerated amortization related to the retirement of our former chief executive officer and other employee terminations.
GENERAL AND ADMINISTRATIVE
During the six months ended June 30, 2015, general and administrative expense was $2.1 million, which represented a $3.7 million, or 64.2%, decrease compared to the same period in 2014.

•
General and administrative expense decreased $2.4 million due to a decrease in severance costs related to employee terminations. General and administrative expense for the six months ended June 30, 2014 included $2.6 million in severance related to the retirement of our former chief executive officer and other employee terminations.

•
General and administrative expense decreased $0.7 million due to a decrease in legal fees related to our lawsuit against various defendants involved in our subordinated loan transaction with Color Star Growers of Colorado, Inc., Vast, Inc. and Color Star LLC.

•	General and administrative expense also decreased $0.5 million due to decreases in audit and accounting fees, employee recruiting costs, tax and licensing and travel costs.
NET INVESTMENT LOSS BEFORE INCOME TAX PROVISION
During the six months ended June 30, 2015, we recorded $1.6 million of net investment gain before income tax provision (benefit), compared to $29.1 million of net investment loss during the same period in 2014. These amounts represent the total of net realized gains and (losses), net unrealized appreciation (depreciation), and reversals of unrealized (appreciation) depreciation. We reverse unrealized (appreciation) depreciation at the time that we realize the gain or loss. The following table summarizes our realized and unrealized gain and (loss) on investments and changes in our unrealized appreciation and depreciation on investments for the six months ended June 30, 2015:

		Six months ended June 30, 2015
(in thousands)	Industry	Type	Realized Gain/(Loss)	Unrealized (Depreciation)/ Appreciation	Reversal of Unrealized Depreciation/ (Appreciation)	Net (Loss)/ Gain
Portfolio Company
RadioPharmacy Investors, LLC	Healthcare	Control	$36	$—	$1,320	$1,356
Broadview Networks Holdings, Inc.	Communications	Non-Affiliate	(159,344)	(31)	159,344	(31)
Other (< $1.0 million net gain (loss))			235	52	—	287
Total			$(159,073)	$21	$160,664	$1,612

•
On March 31, 2015, pursuant to a definitive agreement dated as of January 17, 2015, we completed the sale through a merger of 100% of our equity interest in RadioPharmacy Investor LLC’s subsidiary, Pharmalogic, to a private equity buyer. We received $13.4 million of proceeds resulting in a realized gain of $36,000 and a reversal of previously recorded unrealized depreciation of $1.3 million.

•
In April, 2015, we sold our equity investments in Broadview Networks Holdings, Inc. for $235 thousand resulting in a realized loss of $159.3 million and a reversal of previously recorded unrealized depreciation of $159.3 million.

The following table summarizes our realized and unrealized (loss) and gain on investments and changes in our unrealized appreciation and depreciation on investments for the six months ended June 30, 2014:

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

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
Our financial liquidity principally comes from our cash on hand, portfolio monetizations and net operating income. In addition to making investments in portfolio companies, we may use our available liquidity to pay dividends to our stockholders. At June 30, 2015, we had $148.8 million in cash and cash equivalents available for general corporate purposes and $0.2 million of restricted cash held in escrow.
As of June 30, 2015, our cash and cash equivalents included $139.6 million held in interest-bearing accounts. During the six months ended June 30, 2015, our operating activities provided $47.0 million of cash and cash equivalents, and our financing activities used $4.0 million of cash and cash equivalents.
For the six months ended June 30, 2015, we repurchased 1,061,075 shares of our common stock for $4.2 million at a weighted average price of $3.93 per share, representing a 16.1% discount from our quarterly weighted average net asset value per share.
For the six months ended June 30, 2015, we earned 11.6% on our average loan portfolio at fair value of $52.5 million.
In July 2015, South Bay repaid in full our subordinated loan. In addition, based on conversations with Pharmalogic, we expect to monetize our investment at par in the quarter ended September 30, 2015.
Although there can be no assurance, we believe we have sufficient liquidity to meet our operating requirements for the remainder of 2015, as well as liquidity for new origination opportunities and potential dividend distributions.

LIQUIDITY AND CAPITAL RESOURCES—BORROWINGS
As of June 30, 2015, we had no outstanding borrowings or borrowing facilities. During the six months ended June 30, 2014, we had the following borrowing facilities:
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
STOCK REPURCHASE PROGRAMS
The following table summarizes our stock repurchases under our stock repurchase programs for the six months ended June 30, 2015.

Six months ended June 30, 2015
Dollar amount repurchased (in thousands)	$4,175
Shares repurchased	1,061,075
Average price per share	$3.93
Discount to quarterly weighted average net asset value per share	16.1%
On January 17, 2012, our board of directors authorized a stock repurchase program of up to $35.0 million, which was terminated after we effected repurchases totaling approximately $29.4 million. On October 25, 2013, our board of directors authorized a second stock repurchase program of up to $25.0 million. On February 28, 2014, our board of directors increased the second stock repurchase program to $35.0 million. On April 25, 2014, our board of directors terminated the second stock repurchase program effective as of May 2, 2014 and authorized a third stock repurchase program of up to $50.0 million effective as of May 5, 2014. On August 5, 2014, our board of directors terminated the third stock repurchase program and authorized a fourth stock repurchase program of up to $50.0 million effective as of August 12, 2014. On October 17, 2014, our board of directors suspended the fourth stock repurchase program. On December 18, 2014, the fourth stock repurchase program, which had been suspended during our modified "Dutch Auction" tender offer, was reinstated. In January 2015, the fourth stock repurchase program was discontinued. We provided our stockholders with notice of our intention to repurchase shares of our common stock in accordance with 1940 Act requirements. We retired all shares of common stock that we purchased in connection with the stock repurchase program.

RESTRICTED STOCK
We requested and received the assurance of the staff of the Division of Investment Management that it would not recommend enforcement action to the SEC under the 1940 Act or Rule 17d-1 thereunder if we engage in a stock repurchase program and agree not to issue additional restricted stock under any compensation plan unless such issuance, together with all restricted stock outstanding under all compensation plans, does not exceed 10% of our outstanding common stock at the time of such issuance less the total number of shares previously issued, in the aggregate, pursuant to all compensatory plans. Although as of June 30, 2015, there were 1,426,811 shares of our common stock available for issuance under our Third Amended and Restated 2006 Employee Restricted Stock Plan, or 2006 Plan, no shares of restricted stock could be issued under our 2006 Plan or our Third Amended and Restated 2006 Non-Employee Director Restricted Stock Plan, because the 10% threshold set forth in the SEC's order had been reached due to shares we repurchased under our stock repurchase program.
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
We do not report the unused portions of these commitments on our Consolidated Balance Sheets. As of June 30, 2015, we had $1.0 million of outstanding unused loan commitments. We believe that our operations, monetizations and unrestricted cash will provide sufficient liquidity to fund, as necessary, requests to draw on these unfunded commitments. We estimate that the fair value of these commitments was less than $0.1 million based on the fees that we currently charge to enter into similar arrangements, taking into account the creditworthiness of the counterparties. From time to time, we provide guarantees or standby letters of credit on behalf of our portfolio companies. As of June 30, 2015, we had no outstanding guarantees or standby letters of credit.
CONTRACTUAL OBLIGATIONS
The following table shows our contractual obligations as of June 30, 2015:

(in thousands)	Payments Due by Period
Contractual Obligations(a)	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Operating leases	$342	$342	$—	$—	$—
Severance obligations(b)	806	806	—	—	—
Total contractual obligations	$1,148	$1,148	$—	$—	$—
_______________

(a)	Excludes the unused commitments to extend credit to our customers of $1.0 million as discussed above.

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
There were no distributions declared from January 1, 2015 through June 30, 2015. As of June 30, 2015, we have calculated an income tax loss for the full year resulting in no requirement for distributions. Actual determinations of the tax attributes of our distributions, including determinations of return of capital, are made annually as of the end of our fiscal year based upon our taxable income and distributions paid for the full year. Therefore, a determination as to the tax attributes of the distributions made on a quarterly basis may not be representative of the actual tax attributes for a full year.  We intend to update stockholders quarterly with an estimated percentage of our distributions that resulted from taxable ordinary income.  The actual tax characteristics of distributions to stockholders will be reported to stockholders annually on a Form 1099-DIV. Future distributions will take into account the requirements for us to distribute the majority of our taxable income to fulfill our distribution requirements as a RIC, together with an assessment of our gains and losses recognized or to be recognized for tax purposes, portfolio transactional events, liquidity, cash earnings and our asset coverage ratio at the time of such decision.
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
In connection with our proposed merger with PennantPark, we are a party to a consolidated class action stockholder lawsuit. Six complaints were filed by stockholders challenging the merger between May 6, 2015, and May 18, 2015, in the Delaware Court of Chancery. The complaints were consolidated and on June 10, 2015, a consolidated class action complaint was filed. The consolidated complaint alleges that MCG’s directors violated their fiduciary duties by, among other things, not protecting against their supposed conflicts of interest and failing to take steps to maximize the consideration to be received by MCG’s stockholders in the Merger. The consolidated complaint also alleges that PennantPark and its affiliated entities have aided and abetted the MCG directors’ purported breach of fiduciary duties. The complaint demands, among other things, a preliminary and permanent injunction against the Merger and rescission of the transaction to the extent that it has been implemented. MCG believes that the consolidated complaint is without merit.

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
Generally, we value securities that are traded in the over-the-counter market or on a stock exchange at the average of the prevailing bid and ask prices on the date of the relevant period end. When such market prices are not available, we use several valuation methodologies to estimate the fair value of our investment portfolio, which generally results in a range of fair values from which we derive a single estimate of fair value. To determine a portfolio company’s fair value, we analyze its historical and projected financial results, as well as key market value factors. In determining a security's fair value, we assume we would exchange it in an orderly transaction at the measurement date. We use the following methods to determine the fair value of investments in our portfolio that are not traded actively:

•
Majority-Owned Control Investments—As of June 30, 2015, we had no majority-owned control investments. Market quotations are not readily available for these investments; therefore, we use a combination of market and income approaches to determine their fair value. Typically, private companies are bought and sold based on multiples of earnings before interest, taxes, depreciation and amortization, or EBITDA, cash flows, net income, revenues or, in limited cases, book value. Generally, we apply multiples that we observe for other comparable companies to relevant financial data for the portfolio company in question. Also, in a limited number of cases, we use income approaches to determine the fair value of these securities, based on our projections of the discounted future free cash flows that the portfolio company will likely generate, as well as industry derived capital costs. Our valuation approaches for majority-owned investments estimate the value upon a hypothetical sale or exit and then allocates such value to the investment's securities in order of their relative liquidation preference. In addition, we assume that any outstanding debt or other securities that are senior to our securities are required to be repaid at par. These valuation approaches also consider the value of our ability to control the portfolio company’s capital structure and the timing of a potential exit.

•
Non-Control Investments—As of June 30, 2015, all of our investment portfolio is comprised of non-control investments. Quoted prices are not available for our non-control investments at fair value. For our non-control equity investments, we use the same market and income approaches used to value our control investments. For non-control debt investments for which no quoted prices are available, we estimate fair value using a market-yield approach based on the expected future cash flows discounted at the loans’ effective interest rates, based on our estimate of current market rates. We may adjust discounted cash flow calculations to reflect other market conditions or the perceived credit risk of the borrower. In the event the fair value of a non-control debt investment, as determined by the same market or income approach used to value our control investments, is below our cost, we estimate the fair value using the market or income approach.

•
Thinly-Traded and Over-the-Counter Securities—As of June 30, 2015, we had no thinly traded or over-the-counter securities. Generally, we value securities that are traded in the over-the-counter market or on a stock exchange at the average of the prevailing bid and ask prices on the date of the relevant period end. However, we may apply a discount to the market value of restricted or thinly-traded public securities to reflect the impact that these restrictions have on the value of these securities. We review factors, including the trading volume, total securities outstanding and our percentage ownership of securities to determine whether the trading levels are active (Level 1) or inactive (Level 2). We utilize independent pricing services to arrive at certain of our fair value estimates. To corroborate “bid/ask” quotes from independent pricing services we perform a market-yield approach to validate prices obtained or obtain other evidence.

Our valuation analyses incorporate the impact that key events could have on the securities’ values, including public and private mergers and acquisitions, purchase transactions, public offerings, letters of intent and subsequent debt or equity sales. Our valuation analyses also include key external data, such as market changes and industry valuation benchmarks. We also engage independent valuation firms to provide additional data points for our quarterly valuation analyses. Our general practice is to obtain an independent valuation or review of valuation at least once per year for each portfolio investment that had a fair value in excess of $5.0 million, unless the fair value has otherwise been derived through a sale of some or all of our investment in the portfolio company or is a new investment made within the last twelve months. In total, as of June 30, 2015, we either obtained a valuation or review from an independent firm, considered new investments made, pending sales of the investments or used market quotes in the preceding twelve-month period to calculate 100.0% of the fair value of our investment portfolio.

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
SIGNIFICANT UNOBSERVABLE INPUTS
Our investment portfolio is not composed of homogeneous debt and equity securities that can be valued with a small number of inputs. Instead, our investment portfolio is composed of complex debt securities with distinct contract terms and conditions. As such, our valuation of each investment in our portfolio is unique and complex, often factoring in numerous different inputs, including the historical and forecasted financial and operational performance of the portfolio company, projected cash flows, market multiples, comparable market transactions, the priority of our securities compared with those of other investors, credit risk, interest rates, independent valuations and reviews and other inputs too numerous to list quantitatively herein.
The following table summarizes the significant unobservable inputs in the fair value measurements of our level 3 investments by category of investment and valuation technique as of June 30, 2015.

($ in thousands)	Fair Value	Valuation Techniques	Unobservable Inputs	Range		Weighted Average
				Minimum	Maximum
Senior debt	$20,276	Discounted Cash Flow	Market Interest Rate	6.5%	6.5%	6.5%
		Pending Transactions	Pending Transactions	N/A	N/A	N/A
Subordinated debt	9,056	Discounted Cash Flow	Market Interest Rate	14.5%	14.5%	14.5%
	$29,332
RECENT ACCOUNTING PRONOUNCEMENT
In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606), or ASU 2014-09. This update supersedes the revenue recognition requirements in Accounting Standards Update No. 2011-230: Revenue Recognition (Topic 605), and most industry-specific guidance throughout the industry topics of the codification. The core principal of the update is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to exchange for those goods or services. In applying the revenue model to contracts within its scope, an entity should identify the contract(s) with a customer, identify the performance obligations in the contract, determine the transaction price, allocate the transaction price to the performance obligations in the contract, and recognize revenue when (or as) the entity satisfies a performance obligation. ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. We are currently evaluating the potential impact the adoption of this update will have on our consolidated financial statements.
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
Interest rate sensitivity refers to the change in earnings that may result from changes in the level of interest rates. Our net interest income is affected by changes in various interest rates, including LIBOR, prime rates and commercial paper rates. As of June 30, 2015, our portfolio consisted of debt investments in three companies. Two of our debt investments bore interest at a spread to either the LIBOR or the prime rate and one of our debt investments had floors on the LIBOR-base index or prime rate. The three-month weighted-average LIBOR interest rate was 0.28% as of June 30, 2015. Thus, the LIBOR floors in these loan investments lessen the impact of such historically low LIBOR rates.
We regularly measure exposure to interest rate risk. We assess interest rate risk and we manage our interest rate exposure on an ongoing basis by comparing our interest rate sensitive assets to our interest rate sensitive liabilities. Based on this review, we determine whether or not any hedging transactions are necessary to mitigate exposure to changes in interest rates.
The following table shows a comparison of the interest rate base for our interest-bearing cash, outstanding commercial loans, at cost, and our outstanding borrowings as of June 30, 2015 and December 31, 2014:

	June 30, 2015		December 31, 2014
(in thousands)	Interest Bearing Cash and Commercial Loans	Borrowings	Interest Bearing Cash and Commercial Loans	Borrowings
Money market rate	$139,799	$—	$77,392	$—
LIBOR
90-day	18,900	—	52,771	—
Fixed rate	9,056	—	8,926	—
Total	$167,755	$—	$139,089	$—
In addition, as of June 30, 2015, we had $9.2 million of non-interest-bearing cash and cash equivalents.
Based on our June 30, 2015 balance sheet, the following table shows the impact to net income of hypothetical base rate increases in interest rates, assuming no changes in our investment and borrowing structure. The impact to net income of hypothetical base rate decreases in interest rates is not shown in the following table because as of June 30, 2015, the quarterly average LIBOR was 0.28% and a 100-basis point decrease could not occur:

(dollars in thousands) Basis Point Change	Interest Income	Interest Expense	Net Income
100	$1,412	$—	$1,412
200	2,867	—	2,867
300	4,454	—	4,454

ITEM 4. CONTROLS AND PROCEDURES
DISCLOSURE CONTROLS AND PROCEDURES
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2015. The term “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.
Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the foregoing evaluation of our disclosure controls and procedures as of June 30, 2015, our Chief Executive Officer and our Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
INTERNAL CONTROL OVER FINANCIAL REPORTING
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act), occurred during the fiscal quarter ended June 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
In connection with our proposed merger with PennantPark, we are a party to a consolidated class action stockholder lawsuit. Six complaints were filed by stockholders challenging the merger between May 6, 2015, and May 18, 2015, in the Delaware Court of Chancery. The complaints were consolidated and on June 10, 2015, a consolidated class action complaint was filed. The consolidated complaint alleges that MCG’s directors violated their fiduciary duties by, among other things, not protecting against their supposed conflicts of interest and failing to take steps to maximize the consideration to be received by MCG’s stockholders in the Merger. The consolidated complaint also alleges that PennantPark and its affiliated entities have aided and abetted the MCG directors’ purported breach of fiduciary duties. The complaint demands, among other things, a preliminary and permanent injunction against the Merger and rescission of the transaction to the extent that it has been implemented. MCG believes that the consolidated complaint is without merit.
During the quarter ended June 30, 2015, there were no new or material developments in legal proceedings.
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
The following disclosure adds the following new risk factors to the risk factors included in our annual report on Form 10-K for the fiscal year ended December 31, 2014:

•	"Our ability to utilize our net operating loss carryforwards and certain other tax attributes may be limited."

•	"The announcement and pendency of the proposed merger could adversely affect our business, financial results and operations."

•	"Failure to complete the proposed merger could adversely affect our business and operations."

•	"The merger agreement contains provisions that could discourage or make it difficult for a third party to acquire us prior to the completion of the proposed merger."

•	"If the merger is not completed or we are not otherwise acquired, we may consider other strategic alternatives which are subject to risks and uncertainties."
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
NET ISSUANCE OF RESTRICTED STOCK
For certain employees, we may be deemed to have purchased through the net issuance of shares, a portion of the shares of restricted stock previously issued under the 2006 Plan for which the forfeiture provisions have lapsed to satisfy the applicable employee’s minimum income tax withholding obligations. We retire immediately all such shares of common stock that we purchase in connection with such net issuance to employees.

The following table summarizes the shares of common stock that we have purchased during the three months ended June 30, 2015:

Period/Purpose	Total number of shares	Average Price Paid per Share		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
June 1 – 30, 2015
Restricted stock vesting(a)	515	$4.56	(b)	n/a	n/a
Total	515	$4.56		—	$—
__________________

(a)
Represents shares repurchased from our employees in connection with the net issuance of shares to satisfy employee's minimum tax withholding obligations in connection with the vesting of restricted stock.

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

Incorporated by Reference
Exhibit No.	Description	Form and SEC File No.	Filing Date with SEC	Exhibit No.	Filed with this 10-Q

2.1	Agreement and plan of merger	8-K (0-33377)	April 29, 2015	2.1
15.1	Letter regarding unaudited interim financial information from Ernst & Young LLP, independent registered public accounting firm				*
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

MCG Capital Corporation

Date:	July 28, 2015	By:	/s/ KEITH KENNEDY
Keith Kennedy
Chief Executive Officer (Principal Executive Officer)

Date:	July 28, 2015	By:	/s/ BEVERLY JANE ALLEY
Beverly Jane Alley
Chief Financial Officer (Principal Financial and Accounting Officer)